Form 10-Q
period 2006-09-30
US HEALTH INC; SOHO HO LLC; GREATER PHILLY NO 1 HOLDING CO; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF THE SOUTHEAST INC; BALLY TOTAL FITNESS OF GREATER NEW YORK INC; BALLY TOTAL FITNESS INTERNATIONAL INC; ACE LLC; BALLY TOTAL FITNESS HOLDING CORP; TIDELANDS HOLIDAY HEALTH CLUBS INC
filed 2006-11-13
CIK 1265284, 1265277, 1265257, 1265241, 1265262, 1265265, 1265244, 1265236, 770944, 1265283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number: 001-13997
BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (773) 380-3000
SEE TABLE OF ADDITIONAL REGISTRANTS
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer: ☐                    Accelerated Filer: ☑                     Non-Accelerated Filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, there were 41,286,512 shares of the registrant’s common stock outstanding.

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction of	I.R.S. Employer
Exact Name of Additional Registrants	Incorporation	Identification Number
59th Street Gym LLC	New York	36-4474644
708 Gym LLC	New York	36-4474644
Ace, LLC	New York	36-4474644
Bally Fitness Franchising, Inc.	Illinois	36-4029332
Bally Franchise RSC, Inc.	Illinois	36-4028744
Bally Franchising Holdings, Inc.	Illinois	36-4024133
Bally Sports Clubs, Inc.	New York	36-3407784
Bally Total Fitness Corporation	Delaware	36-2762953
Bally Total Fitness International, Inc.	Michigan	36-1692238
Bally Total Fitness of California, Inc.	California	36-2763344
Bally Total Fitness of Colorado, Inc.	Colorado	84-0856432
Bally Total Fitness of Connecticut Coast, Inc.	Connecticut	36-3209546
Bally Total Fitness of Connecticut Valley, Inc.	Connecticut	36-3209543
Bally Total Fitness of Greater New York, Inc.	New York	95-3445399
Bally Total Fitness of the Mid-Atlantic, Inc.	Delaware	52-0820531
Bally Total Fitness of the Midwest, Inc.	Ohio	34-1114683
Bally Total Fitness of Minnesota, Inc.	Ohio	84-1035840
Bally Total Fitness of Missouri, Inc.	Missouri	36-2779045
Bally Total Fitness of Upstate New York, Inc.	New York	36-3209544
Bally Total Fitness of Philadelphia, Inc.	Pennsylvania	36-3209542
Bally Total Fitness of Rhode Island, Inc.	Rhode Island	36-3209549
Bally Total Fitness of the Southeast, Inc.	South Carolina	52-1230906
Bally Total Fitness of Toledo, Inc.	Ohio	38-1803897
Bally’s Fitness and Racquet Clubs, Inc.	Florida	36-3496461
BFIT Rehab of West Palm Beach, Inc.	Florida	36-4154170
BTF/CFI, Inc.	Delaware	36-4474644
Crunch LA LLC	New York	36-4474644
Crunch World LLC	New York	36-4474644
Flambe LLC	New York	36-4474644
Greater Philly No. 1 Holding Company	Pennsylvania	36-3209566
Greater Philly No. 2 Holding Company	Pennsylvania	36-3209557
Health & Tennis Corporation of New York	Delaware	36-3628768
Holiday Health Clubs of the East Coast, Inc.	Delaware	52-1271028
Holiday/Southeast Holding Corp.	Delaware	52-1289694
Jack La Lanne Holding Corp.	New York	95-3445400
Mission Impossible, LLC	California	36-4474644
New Fitness Holding Co., Inc.	New York	36-3209555
Nycon Holding Co., Inc.	New York	36-3209533
Rhode Island Holding Company	Rhode Island	36-3261314
Soho Ho LLC	New York	36-4474644
Tidelands Holiday Health Clubs, Inc.	Virginia	52-1229398
U.S. Health, Inc.	Delaware	52-1137373
West Village Gym at the Archives LLC	New York	36-4474644
     The address for service of each of the additional registrants is c/o Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, 2nd Floor, Chicago, Illinois 60631, telephone 773-380-3000. The primary industrial classification number for each of the additional registrants is 7991.

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Report on Form 10-Q for the Period Ended September 30, 2006
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
     Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:
•	ability to maintain existing or obtain new sources of equity and debt financing, on acceptable terms or at all, to satisfy the Company’s cash needs and obligations;

•	availability of adequate sources of liquidity and the Company’s ability to meet its obligations beyond the third quarter of 2007;

•	ability to satisfy long-term obligations as they become due;

•	ability to remain in compliance with, or obtain waivers under, the Company’s loan agreements and indentures;

•	availability, terms, and development of capital;

•	success of operating initiatives, advertising and promotional efforts;

•	ability to attract, retain and motivate highly skilled employees;

•	the outcome of the Company’s exploration of strategic alternatives, which is now focused on restructuring and refinancing alternatives;

•	business abilities and judgment of personnel;

•	general economic and business conditions;

•	competition;

•	acceptance of the Company’s product and service offerings;

•	changes in business strategy or plans;

•	the effect of material weaknesses in internal controls over financial reporting on the Company’s ability to prepare financial statements and file reports with the Securities and Exchange Commission (the “SEC”);

•	the outcome of the SEC and Department of Justice investigations;

•	existence of adverse publicity or litigation (including various stockholder litigations and insurance rescission actions) and the outcome thereof and the costs and expenses associated therewith;

•	changes in, or the failure to comply with, government regulations; and

•	other factors described in this Quarterly Report on Form 10-Q, including the risk factors identified in Item 1A, and prior filings of the Company with the SEC, including the Annual Report on Form 10-K for the year-ended December 31, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	September 30	December 31
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$30,223	$17,454
Deferred income taxes	856	151
Prepaid expenses	17,808	20,846
Other current assets	12,172	17,394
Current assets held for sale	—	342

Total current assets	61,059	56,187

Property and equipment, less accumulated depreciation and amortization of $783,886 and $749,860	294,124	314,670
Goodwill, net	19,734	19,734
Trademarks, net of accumulated amortization of $1,642 and $1,510	6,844	6,912
Intangible assets, net of accumulated amortization of $14,238 and $13,463	2,373	2,879
Deferred financing costs, net of accumulated amortization of $34,046 and $18,190	34,902	29,501
Other assets	10,215	10,317
Non-current assets held for sale	—	39,894

	$429,251	$480,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$48,242	$57,832
Income taxes payable	1,832	1,697
Accrued liabilities	99,759	96,442
Current maturities of long-term debt	8,113	13,018
Deferred revenues	279,835	299,441
Current liabilities associated with assets held for sale	—	7,764

Total current liabilities	437,781	476,194

Long-term debt, less current maturities	739,185	756,304
Deferred rent liability	89,076	87,290
Deferred income taxes	2,399	1,435
Other liabilities	28,379	28,112
Deferred revenues	550,749	566,469
Non-current liabilities associated with assets held for sale	—	27,976
Stockholders’ deficit	(1,418,318)	(1,463,686)

	$429,251	$480,094

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	September 30
	2006	2005
		(As restated)
Net revenues:
Membership services	$234,347	$232,743
Retail products	10,165	11,530
Miscellaneous	3,859	3,666

	248,371	247,939

Operating costs and expenses:
Membership services	167,282	165,943
Retail products	10,468	12,649
Marketing and advertising	12,956	12,946
General and administrative	23,608	19,233
Net gain on sale of land and building	(2,211)	—
Asset impairment charge	2,993	—
Depreciation and amortization	13,389	14,875

	228,485	225,646

Operating income	19,886	22,293

Interest expense, net	(26,000)	(21,811)
Foreign exchange gain	566	1,141
Other, net	167	133

	(25,267)	(20,537)

Income (loss) from continuing operations before income taxes	(5,381)	1,756
Income tax provision	(351)	(240)

Income (loss) from continuing operations	(5,732)	1,516
Loss from discontinued operations, net of income taxes	—	(1,730)

Net loss	$(5,732)	$(214)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.14)	$0.04
Loss from discontinued operations	—	(0.05)

Net loss	$(0.14)	$(0.01)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.14)	$0.04
Loss from discontinued operations	—	(0.05)

Net loss	$(0.14)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30
	2006	2005
		(As restated)
Net revenues:
Membership services	$713,551	$712,247
Retail products	33,562	37,517
Miscellaneous	11,055	11,545

	758,168	761,309

Operating costs and expenses:
Membership services	509,770	504,617
Retail products	32,146	38,881
Marketing and advertising	48,031	44,698
General and administrative	66,227	58,686
Net gain on sales of land and buildings	(3,984)	—
Asset impairment charge	2,993	—
Depreciation and amortization	40,836	44,837

	696,019	691,719

Operating income	62,149	69,590

Interest expense, net	(75,181)	(61,052)
Foreign exchange gain	2,336	1,185
Other, net	451	272

	(72,394)	(59,595)

Income (loss) from continuing operations before income taxes	(10,245)	9,995
Income tax provision	(1,053)	(719)

Income (loss) from continuing operations	(11,298)	9,276
Discontinued operations:
Loss from discontinued operations, net of income taxes	(872)	(3,268)
Gain on disposal	38,375	—

Gain (loss) from discontinued operations	37,503	(3,268)

Net income	$26,205	$6,008

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.29)	$0.27
Income (loss) from discontinued operations	0.95	(0.09)

Net income	$0.66	$0.18

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.29)	$0.26
Income (loss) from discontinued operations	0.95	(0.09)

Net income	$0.66	$0.17

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Deficit and Comprehensive Income
(In thousands, except share data)
(Unaudited)

							Accumulated
	Common stock					Common	other	Total
	Shares	Par	Contributed	Accumulated	Unearned	stock in	comprehensive	stockholders’
	outstanding	value	capital	deficit	compensation	treasury	loss	deficit
Balance at December 31, 2005	38,503,551	$392	$669,089	$(2,113,854)	$(5,534)	$(11,635)	$(2,144)	$(1,463,686)

Net income				26,205				26,205

Cumulative translation adjustment							(8,514)	(8,514)

Total comprehensive income								17,691

Stock-based compensation			4,214					4,214

Sale of common stock	800,000	8	5,592					5,600

Shares issued to noteholders	1,956,194	19	17,469					17,488

Shares issued to agent	11,936		98					98

Reclassification of unearned compensation balance to contributed capital			(5,534)		5,534			—

Forfeiture of restricted stock	(9,500)							—

Issuance of common stock under stock option plans	51,081	1	276					277

Balance at September 30, 2006	41,313,262	$420	$691,204	$(2,087,649)	$—	$(11,635)	$(10,658)	$(1,418,318)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30
	2006	2005
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,205	$6,008
Adjustments to reconcile to cash provided by operating activities—
Depreciation and amortization, including amortization included in interest expense	56,807	53,346
Changes in operating assets and liabilities	(36,749)	(41,071)
Deferred income taxes, net	265	315
Gain on disposal of discontinued operations	(38,375)	—
Loss (gain) on sale of assets	(4,419)	78
Impairment of long-lived assets	2,993	—
Foreign currency translation gain	(2,925)	(1,185)
Stock-based compensation	4,214	4,957

Cash provided by operating activities	8,016	22,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(27,997)	(24,648)
Proceeds from sale of discontinued operations	45,152	—
Proceeds from sale of discontinued operations in escrow	338	—
Proceeds from sales of properties	7,527	1,455

Cash provided by (used in) investing activities	25,020	(23,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under credit agreement	(12,386)	18,688
Net repayments of other long-term debt	(10,454)	(13,867)
Debt issuance and refinancing costs	(3,791)	(10,944)
Proceeds from sale of common stock	5,600	—
Proceeds from issuance of common stock under stock option plans	277	93

Cash used in financing activities	(20,754)	(6,030)

Increase (decrease) in cash	12,282	(6,775)
Effect of exchange rate changes on cash balance	487	361
Cash, beginning of period	17,454	19,177

Cash, end of period	$30,223	$12,763

SUPPLEMENTAL CASH FLOWS INFORMATION:
Changes in operating assets and liabilities:
Decrease (increase) in other current and other assets	$8,193	$(7,407)
Decrease in accounts payable	(9,672)	(3,989)
Increase in income taxes payable	135	303
Increase (decrease) in accrued liabilities	(159)	(17,696)
Increase in other liabilities	3,377	8,947
Decrease in deferred revenues	(38,623)	(21,229)

Change in operating assets and liabilities	$(36,749)	$(41,071)

Cash payments for interest and income taxes were as follows —
Interest paid	$57,950	$53,773
Interest capitalized	(483)	(198)
Income taxes paid, net	660	158
Investing and financing activities exclude the following non-cash transactions —
Acquisitions of property and equipment through capital leases/borrowings	$—	$390
Reclassification of unearned compensation balance to contributed capital	5,534	—
Payments of consents with common stock	17,488	4,675
Stock issued to agent	98	—
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Note 1 Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 379 fitness centers at September 30, 2006 concentrated in 28 states and Canada. Additionally, as of September 30, 2006, 37 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on June 27, 2006.
     All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 2006, its consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, its consolidated statement of stockholders’ deficit and comprehensive income for the nine months ended September 30, 2006, and its consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. In the three months ended September 30, 2006, the Company reclassified $4,162 in previously reported deferred revenue to cumulative translation. This reclassification reflects the correction of an error identified in the Company’s accounting for foreign exchange associated with deferred revenue of its Canadian subsidiaries and which relates principally to periods prior to 2006. In the three and nine months ended September 30, 2006, the Company recorded $286 of foreign exchange gain that reflects the correction of amounts previously reported in interim periods of 2006 associated with the Company’s accounting for the foreign exchange associated with deferred revenue of its Canadian subsidiaries. In the three months ended June 30, 2006, the Company reclassified $2,518 in previously reported property and equipment to cumulative translation. This reclassification reflects the correction of an error identified in the Company’s accounting for foreign exchange associated with property and equipment of its Canadian subsidiaries and which relates to periods prior to 2006. The Company has also reclassified the gain ($901) on the sale of an underperforming Canadian club previously recorded in the first quarter of 2006 as a reduction of membership services expense to net gain on sales of land and buildings in its Consolidated Statement of Operations for the nine months ended September 30, 2006. Additionally, in the second quarter of 2006, the Company determined that approximately $900 of the $4,600 write-down of equipment at various clubs recorded in the fourth quarter of 2005 related to equipment previously retired. As a result, an adjustment of $900 is reflected in the Company’s consolidated statement of operations for the nine months ended September 30, 2006. No adjustment was made to the Company’s consolidated statement of operations for 2005 as such amount was not deemed material.
     The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. Prior period amounts related to discontinued operations reported on the Consolidated Statements of Operations and Condensed Consolidated Balance Sheets have been reclassified in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
Seasonal factors
     The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year.
New accounting pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.
     In July 2006, the FASB issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, “Accounting for Leases.” FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted. The Company is evaluating the impact, if any, of FSP FAS 13-2 on its financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the effect, if any, the adoption of FAS 157 will have on the Company’s financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations. SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.
     Market risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding revolving credit and term loan balance under its Amended and Restated Credit Agreement dated October 14, 2004 (the “Credit Agreement”) bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s 9 7/8% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”) was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%.
Fair value of financial instruments
     The Company determined by using quoted market prices that the fair value of the Senior Subordinated Notes was $251,168 and $288,507 at September 30, 2006 and December 31, 2005, respectively, and that the carrying value at September 30, 2006 was $297,240. The Company determined by using quoted market prices that the fair value of the Company’s 10 1/2% Senior Notes due 2011 (the “Senior Notes”) was $227,363 and $242,050 at September 30, 2006 and December 31, 2005, respectively, and that the carrying value at September 30, 2006 was $235,210. Since considerable judgment is required in interpreting market information, the fair value of the Senior Subordinated Notes and the Senior Notes is not necessarily indicative of the amount which could be realized in a current market exchange.
Note 2 Restatement of 2005 Quarterly Information
     In the fourth quarter of 2005, the Company identified errors in its previously reported 2005 quarterly results with respect to revenue items relating to certain membership offers, amortization of deferred financing costs, depreciation expense and certain insurance liability expense. See Note 20 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated statements of operations and consolidated statement of cash flows for the 2005 periods included herein reflect the restated items.
Note 3 Commitments and Contingencies
     Operating leases: The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Litigation:
Putative Securities Class Actions
     Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.
     On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004. The Court granted defendants’ motions to dismiss the amended consolidated complaint and dismissed the complaint in its entirety on July 12, 2006 without prejudice to plaintiffs filing an amended complaint on or before August 14, 2006. An amended complaint was filed on August 14, 2006. The Company filed a motion to dismiss the amended complaint on September 28, 2006. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuits in Illinois State Court
     On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, James McAnally, John Rogers, Jr., Lee Hillman, John Dwyer, J. Kenneth Looloian, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are current or former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 20, 2006, directed solely to the issue of whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. Shortly before oral argument on that motion, the parties executed a Memorandum of Understanding memorializing a settlement in principle of all claims. The Court has continued the motion to dismiss pending completion and Court approval of a final settlement agreement. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuit in Illinois Federal Court
     On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain current and former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. Bally filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of this action.
Individual Securities Action in Illinois
     On March 15, 2006, a lawsuit captioned Levine v. Bally Total Fitness Holding Corporation, et al., Case No. 06 C 1437 was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its former and current officers and directors, and its former outside audit firm, Ernst & Young, LLP. Plaintiff’s complaint alleges violations of Sections 10(b), 18 and 20(a) of the Exchange Act, SEC Rule 10b-5, and the Illinois Consumer Fraud and Deceptive Practices Act, as well as common law fraud in connection with the Company’s restatement. The Court found this action related to the consolidated securities class action discussed

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
above, and transferred it to the judge before whom the class action cases were pending. After defendants filed motions to dismiss the complaint and after the Court granted motions to dismiss the class action cases, plaintiff moved for leave to amend its complaint. On July 19, 2006, the Court denied plaintiff’s motion and ordered completion of briefings on defendant’s motions to dismiss on statute of limitations issues. On September 29, 2006, the Court granted defendant’s motion to dismiss plaintiff’s Section 18 claim as untimely, denied the motion as to Sections 10(b) and 20(a), dismissed Ernst & Young, LLP as a defendant and granted plaintiff leave to amend his complaint. An amended complaint was filed on November 3, 2006. It is not yet possible to determine the ultimate outcome of this action.
Lawsuit in Oregon
     On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock.
     On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment were filed on April 21, 2006. On July 27, 2006, the presiding Magistrate Judge issued proposed Findings and Conclusions recommending that summary judgment be entered in favor of all defendants on all remaining claims. The parties thereafter reached agreement under which plaintiffs would dismiss their case without appealing the Magistrate Judge’s recommendation. The parties executed a final Settlement Agreement on October 16, 2006, and expect to soon file a stipulation of dismissal.
Lawsuit in Massachusetts
     On March 11, 2005, plaintiffs filed a complaint in the matter of Fit Tech Inc., et al. v. Bally Total Fitness Holding Corporation, et al. Case No. 05-CV-10471 MEL, pending in the United States District Court for the District of Massachusetts. This action is related to an earlier action brought in 2003, Case No. 03-CV-10295 MEL, by the same plaintiffs in the same court alleging breach of contract and violation of certain earn-out provisions of an agreement whereby the Company acquired certain fitness centers from plaintiffs in return for cash and shares of Bally stock. The 2005 amended complaint asserted new claims against the Company for violation of state securities laws on the basis of allegations that misrepresentations in Bally’s financial statements resulted in Bally’s stock price to be artificially inflated at the time of the Fit-Tech transaction. Plaintiffs also asserted additional claims for breach of contract and common law claims. Certain employment disputes between the parties to this litigation are also subject to arbitration in Chicago.
     Plaintiffs’ claims are brought against the Company and its former Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. On April 4, 2006, the Court granted motions to dismiss all claims against defendants Hillman and Dwyer for lack of jurisdiction. Under the current schedule, motions to dismiss on other grounds were due on October 16, 2006. A tentative settlement agreement was reached on October 4, 2006, wherein plaintiffs agreed to dismiss all claims and execute mutual releases, which was memorialized in a final settlement agreement on October 18, 2006.
Securities and Exchange Commission Investigation
     In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.
Department of Justice Investigation
     In February 2005, the United States Justice Department commenced a criminal investigation in connection with the Company’s restatement. The investigation is being conducted by the United States Attorney for the Northern District of Illinois. The Company is fully cooperating with the investigation. It is not yet possible to determine the ultimate outcome of this investigation.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Insurance Lawsuits
     On November 10, 2005, two of the Company’s excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2004 policy years was materially false and misleading. Plaintiff requested the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. Firemans Fund, another excess carrier, was allowed to join in the case on January 4, 2006. Defendants filed motions to dismiss or stay the proceedings on February 10, 2006. The motion to dismiss was granted on September 11, 2006.
     On April 6, 2006, an additional excess directors and officers liability insurance provider filed a complaint captioned RLI Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; George N. Aronoff; Paul Toback; John H. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 06CH06892 in the circuit court of Cook County, Illinois, County Department Chancery Division. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2003 policy year was materially false and misleading. Plaintiff requested the Court to declare the Company’s excess policy for the year 2002-2003 void, voidable and/or subject to rescission. Defendants filed motions to dismiss or stay the proceedings on July 10, 2006, which motions are currently pending. Defendants filed a motion for advancement of defense costs and to compel interim funding on October 20, 2006.
     On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10,000 limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company filed a motion to dismiss or stay the proceedings on October 12, 2006, which motion is currently pending.
     It is not yet possible to determine the ultimate outcome of these actions.
     None of the settlements or agreements in principle regarding settlements discussed above will, individually or in the aggregate, have a material effect on the Company’s liquidity or results of operations.
     Other Litigation Related Matters:
     The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on the Company’s financial condition or results of operations.
     In addition, the Company is, and has been in the past, named as defendant in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on its financial condition or results of operations. However, the Company cannot assure you that it will be able to successfully defend or settle all pending or future purported class action claims, and its failure to do so may have a material adverse effect on the Company’s financial condition or results of operations.
     Obligations Under Employment Agreements:
     Under employment agreements with four senior executives, the Company has agreed to use its reasonable best efforts to develop and adopt a supplemental retirement plan for the benefit of these executives and other executives as the Board may determine. As of October 31, 2006, no plan has been adopted.
Note 4 Debt
     On October 16, 2006, the Company entered into a new senior secured credit facility (the “New Facility”) with a group of financial institutions led by JPMorgan Chase Bank, N.A. (“JPMorgan”). The New Facility provides for (i) a term loan facility in the amount of $205,900, (ii) a delayed-draw term loan facility in the amount of $34,100, and (iii) a revolving credit facility in the amount of $44,000. The proceeds from the New Facility were used to refinance the facilities outstanding under the Company’s existing Credit Agreement (discussed below) and will be used to fund capital expenditures and provide for additional liquidity. The termination date of the New Facility is the earlier of (i) 14 days prior to the maturity of the Senior Subordinated Notes (due October 15, 2007), including extensions or refinancing or (ii) October 1, 2010. The current termination date for the New Facility is October 1, 2007, and amounts outstanding have been included in long-term debt on the Company’s Condensed Consolidated Balance Sheet at September 30, 2006. In the event that the Senior Subordinated Notes are not extended or refinanced prior to filing our Annual Report on Form 10-K for the year ending December 31, 2006 with the SEC, amounts outstanding under the New Facility will become due and owing on October 1, 2007 and will be included as current maturities of long-term debt on the Company’s Consolidated Balance Sheet at December 31, 2006. Costs incurred related to obtaining the New Facility totaled approximately $5,800. The Company will expense approximately $4,000 of these costs in the fourth quarter of 2006 and the remaining $1,800 will be capitalized and amortized to interest expense over the term of the New Facility, which currently has a termination date of October 1, 2007. If the termination date of the New Facility is extended, the deferral period for any remaining unamortized costs will also be extended to the new termination date. Unamortized deferred financing costs relating to the Credit Agreement of approximately $3,600 will be expensed in the fourth quarter of 2006 and the remaining $300 will be amortized over the term of the New Facility. See Note 15 for more information relating to the New Facility.
     As of September 30, 2006, the Company had in place a Credit Agreement with a group of financial institutions led by JPMorgan that provided for a five-year initial amount $175,000 term loan maturing October 2009 and a $100,000 revolving credit facility with an expiration date of June 2008, subject to an early termination date of April 15, 2007 in the event the Senior Subordinated Notes had not been refinanced or repaid. The Credit Agreement was secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Credit Agreement contained restrictive covenants that included certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, all subject to certain exceptions. At September 30, 2006, pursuant to the Credit Agreement, the Company had $60,000 in borrowings and $15,353 of letters of credit outstanding under its $100,000 revolving credit facility. At September 30, 2006, availability under the revolving credit facility was $24,647. The amount outstanding on the term loan under the Credit Agreement was $135,864 reflecting payments in the amount of $5,575 during the third quarter from proceeds of asset sales. At September 30, 2006, the average rate on borrowings under the revolving credit and term loan facility was 9.89%. As of September 30, 2006, the Company was in compliance with the terms of the Credit Agreement. Amounts outstanding under the Credit Agreement were repaid on October 16, 2006 using proceeds from the New Facility.
     The Company requires operating cash flows to fund its capital spending and working capital requirements. The Company maintains a substantial amount of debt, the terms of which require significant interest payments each year. Cash flows and liquidity may be negatively impacted by various items, including declines in membership revenues, changes in terms or other requirements by

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
vendors, regulatory fines, penalties, settlements or adverse results in litigation, future consent payments to lenders or bondholders if required and unexpected capital requirements. The Company’s liquidity (cash and unutilized revolving credit facility) declined by approximately $14,000 from $68,900 to $54,900 during the first nine months of 2006. Decreased cash collections of membership revenue, coupled with costs incurred in connection with ongoing investigations and litigation related to the restatement of the Company’s financial statements, an increase in Director’s fees and audit costs, severance costs, cash fees paid related to consent solicitations of the Company’s lenders and noteholders in April 2006, fees paid to the lenders for the Fourth Amendment (described below), capital expenditures and the interest payments on the Senior Notes and the Senior Subordinated Notes, more than offset the $10,000 of Crunch Fitness sale proceeds that were not required to prepay the term loan pursuant to the Credit Agreement and $5,600 of proceeds from the sale of stock. The interest payment on the Senior Subordinated Notes made in October 2006 and the interest payments due on the Senior Notes in January and July 2007 and on the Senior Subordinated Notes in April 2007 will further reduce liquidity.
     The Company is subject to certain financial covenants under the New Facility, including minimum monthly cash EBITDA and minimum monthly liquidity tests. While the Company currently believes that it will be in compliance with the financial covenants in the New Facility through the third quarter of 2007, and has taken and will take certain liquidity raising, revenue enhancement and cost savings actions in that regard, there can be no assurance as to financial covenant compliance. The New Facility also contains various non-financial covenants similar to those in the Credit Agreement. In addition, the New Facility contains a covenant that requires the Company to raise additional liquidity in the amount of $20,000 by December 31, 2006 from permitted sale/leasebacks, permitted asset sales or issuances of capital stock. If the Company is unable to satisfy these covenants, absent a waiver by the lenders, the Company will be unable to access the revolving credit and delayed draw term loan facilities and, therefore, will be unable to operate its business. As a result of not satisfying a covenant, an event of default could occur under the New Facility and cross-defaults could occur under the indentures governing the Senior Notes and the Senior Subordinated Notes. If such events were to occur, the lenders and holders could accelerate the obligations under these instruments and the Company would be unable to satisfy those obligations. In the event the Company fails to maintain adequate liquidity, as a result of decreased revenues or increased expenses or as a result of a default under its New Facility (whether directly or as a result of a cross-default to other indebtedness), the Company would be unable to continue operating its business.
     In addition, the Company is subject to certain financial reporting covenants under the indentures governing the Senior Notes and the Senior Subordinated Notes. Although the Company anticipated filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on a timely basis, on June 23, 2006, the Company entered into the Fourth Amendment with the lenders under its Credit Agreement which extended the 10 day period to 28 days after which a cross-default would occur upon receipt of any financial reporting covenant default notice (“Notice”) for the third quarter of 2006 under the indentures governing the Senior Subordinated Notes or the Senior Notes. The Company paid the lenders under the Credit Agreement fees in the amount of $493 in connection with the Fourth Amendment. Pursuant to the New Facility, the cross-default period is also 28 days from any future financial covenant default notices received under the indentures. However, if the Company is unable to file its financial reports on a timely basis and cannot obtain additional consents from its bondholders and lenders and such a cross-default or indenture event of default occurs, it would not be able to draw on its revolving credit facility and the lenders under the New Facility and the holders of the Senior Notes and Senior Subordinated Notes could accelerate the obligations under these instruments and the Company would be unable to satisfy those obligations and continue operating its business.
     On April 10, 2006, the Company completed consent solicitations to amend the indentures governing the Senior Subordinated Notes and the Senior Notes to waive any default through certain dates arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006. In connection with the consent solicitations, on March 30, 2006, the Company entered into the Third Amendment and Waiver with the lenders under the Credit Agreement that, among other things, extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, permitted payment of the consent fees to the holders of the Senior Notes and the Senior Subordinated Notes and excludes fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.
     In connection with these consents, the Company issued 1,956,195 shares of unregistered common stock (valued at $17,446 as of the completion date of the solicitation) and paid $769 in consent fees to the holders of the Senior Notes and the Senior Subordinated

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Notes, paid the lenders under the Credit Agreement $2,474, and recorded $20,689 in deferred financing charges. Additionally, on April 11, 2006, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5,600 from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Notes and Senior Subordinated Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.
     The Company’s unrestricted Canadian subsidiary was not in compliance with its credit agreement at September 30, 2006. As a result, the entire outstanding amount of $495 has been classified as current.
Note 5 Deferred Revenue
     Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at September 30, 2006 and 2005 and for the periods then ended includes as cash additions all cash received for membership services. Revenue recognized includes all revenue earned during the periods from membership services. Financed members are those members who have financed their initial membership fee to be paid monthly. Advance payments from financed members are included within this table as advance payments of periodic dues and membership fees.

	Nine months ended September 30, 2006
	Balance at			Balance at
	December 31,	Cash	Revenue	September 30,
	2005	Additions	Recognized	2006
Deferral of receipts from financed members:
Initial contract term payments	$517,624	$166,755	$(201,743)	$482,636
Down payments	100,009	35,009	(40,958)	94,060
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	109,819	28,734	(28,495)	110,058
Advance payments of periodic dues and membership fees	120,696	88,976	(88,709)	120,963
Receipts collected and earned without deferral during period	—	260,697	(260,697)	—
Deferral of receipts for personal training services	17,762	94,031	(92,949)	18,844

	$865,910	$674,202	$(713,551)	826,561

Impact of foreign currency translation				4,023

				$830,584

	Nine months ended September 30, 2005
	Balance at			Balance at
	December 31,	Cash	Revenue	September 30,
	2004	Additions	Recognized	2005
		(As restated)	(As restated)	(As restated)
Deferral of receipts from financed members:
Initial contract term payments	$534,446	$209,344	$(219,424)	$524,366
Down payments	105,614	40,470	(41,925)	104,159
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	115,735	21,257	(26,906)	110,086
Advance payments of periodic dues and membership fees	132,164	96,538	(105,869)	122,833
Receipts collected and earned without deferral during period	—	227,105	(227,105)	—
Deferral of receipts for personal training services	17,697	92,019	(91,018)	18,698

	$905,656	$686,733	$(712,247)	$880,142

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 6 Income (loss) per Common Share
     Income (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Weighted average number of common shares outstanding	40,601,740	34,824,522	39,503,111	33,891,804
Effect of outstanding stock options and warrants	147,606	181,030	1,043,660	853,064

Diluted weighted average number of shares outstanding	40,749,346	35,005,552	40,546,771	34,744,868

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	4,269,043	5,324,223	2,254,340	5,324,223
Range of exercise prices per share:
High	$36.00	$36.00	$36.00	$36.00
Low	$2.91	$2.91	$2.91	$2.91
Note 7 Income Taxes
     At September 30, 2006, the Company had approximately $681,000 of federal net operating loss carryforwards and approximately $5,896 of Alternative Minimum Tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire beginning in 2011 and fully expire in 2026. In addition, the Company has substantial state tax loss carryforwards that began to expire in 2006 and fully expire in 2026. On September 28, 2005, the Company underwent an ownership change for purposes of IRC Section 382. Due to the ownership change that occurred, the utilization of the Company’s federal tax loss carryforwards is subject to an annual limitation under Section 382, which will significantly limit their use. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the change that are recognized in the five-year period after the ownership change.
     Based on the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company will continue to review and evaluate the valuation allowance.
Note 8 Share-based Payments
     In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS No. 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
     The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
award. Total stock-based compensation expense for the three months ended September 30, 2006 was $2,633, which is comprised of $857 related to stock options, $1,558 related to restricted shares and $218 related to estimated income tax obligations which are liability classified. Total stock-based compensation expense for the nine months ended September 30, 2006 was $4,569, which is comprised of $1,908 related to stock options, $2,306 related to restricted shares and $355 related to estimated income tax obligations which are liability classified.
     Pursuant to the termination without cause terms of the restricted stock grants to Mr. Landeck (former Chief Financial Officer), Mr. Toback (former Chairman, President and Chief Executive Officer) and Mr. Gaan (former Senior Vice President), remaining unrecognized compensation cost of $345 on 55,000 shares, $788 on 135,000 shares and $222 on 40,000 shares was recognized at the date of their termination in April, August and September 2006, respectively. In addition, pursuant to the Separation Agreement discussed in Note 13, the Company accelerated the vesting on approximately 332,000 options granted to Mr. Toback in 2003 and 2005 and recognized the remaining unrecognized compensation cost of $370 in August 2006.
     Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based awards using the intrinsic value method in accordance with APB 25, and recognized no compensation costs for its stock plans other than for its restricted stock awards. Specifically, the adoption of SFAS No. 123R resulted in the recording of compensation expense for employee stock options. The following table shows the effect of adopting SFAS No. 123R on selected items (“As Reported”) and what those items would have been under previous guidance under APB 25:

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
		Under APB		Under APB
	As Reported	No. 25	As Reported	No. 25
Loss from continuing operations before income taxes	$(5,381)	$(4,524)	$(10,245)	$(8,337)
Loss from continuing operations	(5,732)	(4,875)	(11,298)	(9,390)
Net income (loss)	(5,732)	(4,875)	26,205	28,113
Cash flow from operating activities	(2,315)	(2,315)	8,016	8,016
Cash flow from financing activities	22,136	22,136	(20,754)	(20,754)
Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.14)	$(0.12)	$(0.29)	$(0.24)
Income from discontinued operations	—	—	0.95	0.95

Net income (loss)	$(0.14)	$(0.12)	$0.66	$0.71

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income (loss), as reported	$(214)	$6,008
Plus: stock-based compensation expense included in net income	620	4,957
Less: stock-based compensation expense determined under fair value based method	(1,108)	(6,489)

Pro forma net income (loss)	$(702)	$4,476

Basic income (loss) per common share:
As reported	$(0.01)	$0.18
Pro forma	(0.02)	0.13
Diluted income (loss) per common share:
As reported	$(0.01)	$0.17
Pro forma	(0.02)	0.13
Stock-Based Compensation Plans
     In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provided for the grant of non-qualified stock options to non-employee directors of the Company. Options under the Directors’ Plan were generally granted with an exercise price equal to the fair market value of the Common Stock at the day prior to the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
commencing one year from the date of grant and have a 10-year term. The Directors’ Plan expired as of January 3, 2006. As such, stock options may no longer be granted under the Directors’ Plan.
     Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Pursuant to the Incentive Plan, non-qualified stock options were generally granted with an exercise price equal to the fair market value of the Common Stock on the day prior to the date of grant. Incentive stock options could not be granted at less than the fair market value of the Common Stock on the date of grant. Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant. Option grants in 2005, 2004 and 2003 have 10-year terms. The Incentive Plan expired as of January 3, 2006. As such, awards may no longer be granted under the Incentive Plan.
     On March 8, 2005, the Company adopted the Inducement Award Equity Incentive Plan (the “Inducement Plan”) as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. Pursuant to the Inducement Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock on the day prior to the date of grant. Inducement stock options must be granted at not less than the fair market value of the Common Stock on the date of grant. Options are granted at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant and have 10-year terms. As of September 30, 2006, 65,500 shares remain available for issuance under the Inducement Plan.
     Certain employment arrangements contain provisions that provide for the payment to the participant of amounts which represent estimated income tax obligations related to the vesting of awards. The amounts related to the estimated income tax obligations are liability classified awards.
Stock Options
     A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Number of Shares	Price	(Years)	Value
Outstanding at December 31, 2005	4,138,514	$13.26
Granted	19,500	8.02
Exercised	(51,081)	5.41
Forfeited	(132,010)	7.61
Canceled	(311,581)	19.45

Outstanding at September 30, 2006	3,663,342	$13.02	5.8	$—

Exercisable at September 30, 2006	2,960,024	$14.77	5.1	$—

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Other information pertaining to option activity during the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of stock options granted	$—	$—	$4.42	$1.72
Total intrinsic value of stock options exercised	$—	$—	$276	$—
     The Company received $277 of cash from stock options exercised during the nine months ended September 30, 2006. At September 30, 2006, there was approximately $1,237 of total unrecognized compensation cost related to non-vested stock options. This cost will be recognized over a weighted average period of 1.9 years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected option life in years	N/A	N/A	6	6
Risk-free interest rate	N/A	N/A	4.87%	4.15%
Dividend yield	N/A	N/A	—	—
Expected volatility	N/A	N/A	52%	52%
     For the first and second quarters of 2006, the expected life of each award granted was calculated using historical experience. Expected volatility was based on historical volatility levels of the Company’s common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury strip rates with a remaining term equal to the expected term. Expected dividend yield is based on historical dividend payments.
Restricted Stock
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first nine months of 2006.
     A summary of restricted stock activity for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average
		Grant Date Fair
	Number of Shares	Value
Outstanding at December 31, 2005	837,000	$6.92
Vested	(232,500)	7.01
Forfeited	(9,500)	6.80

Outstanding at September 30, 2006	595,000	$6.88

     As of September 30, 2006, the total amount of unrecognized compensation expense related to non-vested restricted stock awards and estimated income tax obligations was approximately $3,193 and $90, respectively. Both amounts are expected to be recognized on a straight-line basis over a weighted-average period of approximately 4 years. The total grant date fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1,630 and $6,885, respectively.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Stock Issued for Services
     The Company issued approximately 11,936 shares of its common stock to its tabulation agent for their services in connection with the Company’s consent solicitation. The shares were valued as of the agreement date and the Company has recorded general and administrative expense of $98 for this transaction.
Note 9 Guarantees
     In connection with the Company’s January 2006 sale of its “Crunch Fitness” brand along with certain additional health clubs located in San Francisco, California, the Company and/or certain of its subsidiaries remain liable for the obligations (including rent) on certain leases transferred to the purchaser in the amount of $81,742.
     The amount of foregoing liabilities will reduce over time as obligations are paid by the purchaser under these leases. However, certain of the leases possess renewal options which, if exercised by purchaser, will again increase the amount of liability of the Company and/or certain of its subsidiaries under such lease existing as of the date of such exercise by purchaser, but for no more than the obligations for a 5 year period under any such lease.
     The Company’s exposure for these retained liabilities is mitigated by two letters of credit naming the Company as beneficiary, aggregating $3,228 and having a term equal to the longer of three years or the time the purchaser has a Debt to EBITDA Ratio of less than 3 to 1.
     The Company has recorded a liability on its balance sheet for the estimated fair value of these retained liabilities equal to $600 based upon an analysis prepared by an independent third party valuation company.
Note 10 Net Gain on Sales of Land and Buildings
     The Company recorded a gain of $901 on the sale of land and a building relating to a club in Canada in March 2006 (see Note 1), a $872 gain on the sale of land and a building relating to a club in Ohio in June 2006, and a $2,353 gain on the sale of land and a building relating to a club in Georgia in July 2006. In addition, in September 2006 the Company recorded a $142 loss on the sale of assets related to a club in Tennessee.
Note 11 Insurance Proceeds
     Costs incurred as a result of the Audit Committee investigation, costs of cooperating with the various government agencies investigating accounting-related matters, attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided in the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified, and related class action litigation are reflected in “General and Administrative” expenses in the Consolidated Statements of Operations. The Company received insurance payments of $770 and $2,797 for the three and nine month periods ended September 30, 2006, respectively, and $1,077 and $4,658 for the three and nine month periods ended September 30, 2005, respectively, for reimbursement of costs incurred in prior periods pursuant to the Company’s Director and Officer insurance policies. See Note 3.
Note 12 Discontinued Operations
     On January 20, 2006, pursuant to a sale agreement, the Company completed the sale of twenty-five health clubs operated primarily under the “Crunch Fitness” brand, along with certain additional health clubs operating under the “Gorilla Sports” and “Pinnacle Fitness” brands located in San Francisco, California. The transaction resulted from an offering and competitive bidding process run by the Company’s independent investment banking firm. The Company received $45,000 in gross proceeds and recorded a net gain of $38,375. As a result of this transaction, the Company has presented the operating results of Crunch as a discontinued operation for all periods presented. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     The financial results of Crunch Fitness, included in discontinued operations, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	$—	$16,790	$4,687	$51,442

Loss from discontinued operations before income taxes	—	(1,711)	(866)	(3,211)

Income tax provision	—	(19)	(6)	(57)

Loss from discontinued operations	—	(1,730)	(872)	(3,268)

Gain on disposal of discontinued operations	—	—	38,375	—

Net income (loss) from discontinued operations	$—	$(1,730)	$37,503	$(3,268)

Note 13 Employment Agreement and Separation Agreement
     On August 6, 2006, upon the recommendation of the Compensation Committee, the Board of Directors (with Mr. Toback recusing himself) approved a modification to the employment agreement between the Company and Paul A. Toback, the Company’s then Chairman, President and Chief Executive Officer (the “Employment Agreement”). The modification increased by $900 the amount payable to Mr. Toback only in the event he were terminated without “Cause” (as defined in the Employment Agreement) on or prior to February 7, 2008.
     On August 11, 2006, the Company announced the separation of Mr. Toback as Chairman, President and Chief Executive Officer of the Company, effective August 11, 2006. Pursuant to the terms of a separation agreement and general release dated August 10, 2006 (the “Separation Agreement”), among other things, on August 11, 2006 the Company paid Mr. Toback approximately $3,800 and certain equity awards previously granted to him immediately vested. The Company is also obligated to provide Mr. Toback a tax gross-up if any amounts payable under the Separation Agreement or otherwise are subject to excise tax under Section 4999 of the Internal Revenue Code. In addition, Mr. Toback is entitled to tax gross-up payments for income and employment taxes relating to the vesting of his restricted stock. The terms of Mr. Toback’s Separation Agreement were substantially equivalent to those set forth in the Employment Agreement in the circumstances of termination without Cause following a Change in Control (as defined in the Employment Agreement). The Company recorded a charge of approximately $5,400 in the third quarter of 2006 in connection with the Separation Agreement.
Note 14 Asset Impairment Charge
     On October 25, 2006, the Company entered into a transaction to sell and lease back the land and buildings of four properties. This event triggered an impairment review as of September 30, 2006, of the clubs to be sold. In accordance with SFAS No. 144, the Company recorded an impairment charge of $2,993 as of September 30, 2006, representing the amount by which the carrying value of one of the properties exceeded its fair value less the costs associated with selling the property. The net gain on the sale of the three remaining properties of approximately $6,200 will be deferred and amortized in proportion to the related gross rental charged to expense over the lease term based upon operating lease classification according to SFAS No. 13. See Note 15 for further description of the sale-leaseback transaction.
Note 15 Subsequent Events
     New Facility
     On October 16, 2006, the Company entered into the New Facility with a group of financial institutions led by JPMorgan, the proceeds of which were used to fully satisfy the Company’s obligations under the Credit Agreement. The New Facility, which amended and restated the Credit Agreement, provides (i) a term loan facility in the amount of $205,900, (ii) a delayed-draw term loan facility in the amount of $34,100, and (iii) a revolving credit facility in the amount of $44,000. The New Facility has a termination date which is the earlier of (i) 14 days prior to the maturity of the Senior Subordinated Notes (due October 15, 2007), including extensions or refinancing, and (ii) October 1, 2010. The term loan is payable in quarterly installments of $514.8 beginning on October 31, 2007 with a final installment of $199.7 due on October 1, 2010, or any earlier termination date related to the maturity of the Senior Subordinated Notes. The delayed draw term loan is payable in a single installment on the termination date. The rate of interest on the borrowings and letters of credit outstanding under the New Facility is, at the Company’s option, either the reference rate (higher of the prime rate or federal funds rate plus .50%) plus a margin of 3.25% or a Eurodollar rate plus a margin of 4.25%. Commitment fees of 0.50% and 1.00% per annum are payable on the unused portion of the revolving credit facility and the undrawn portion of the delayed draw term loan, respectively. A fronting fee of 0.25% per annum is paid on outstanding letters of credit. The proceeds from the term loan and revolving credit were used to refinance the amounts outstanding under the Company’s existing Credit Agreement and to provide additional working capital. The amount available under the revolving credit is reduced by any letters of credit outstanding. The delayed draw term loan is available to be drawn for 18 months from October 2006 and will be used to fund capital expenditures. Costs incurred related to obtaining the New Facility totaled approximately $5,800. The Company will expense approximately $4,000 of these costs in the fourth quarter of 2006 and the remaining $1,800 will be capitalized and amortized to interest expense over the term of the New Facility, which currently has a termination date of October 1, 2007. If the termination date of the New Facility is extended, the deferral period for any remaining unamortized costs will also be extended to the new termination date. Unamortized

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
deferred financing costs relating to the Credit Agreement of approximately $3,600 will be expensed in the fourth quarter of 2006 and the remaining $300 will be amortized over the term of the New Facility.
     The New Facility is secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The New Facility contains restrictive covenants that include minimum monthly cash EBITDA and minimum monthly liquidity requirements and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, all subject to certain exceptions. The receipt of a qualified audit opinion does not violate the terms of the New Facility so long as the Company is otherwise in compliance with the New Facility.
     The New Facility provides the Company with the ability to enter into and to retain the proceeds from permitted (i) sale/leaseback transactions of up to $25,000 and (ii) asset sales of up to $25,000 and, thereafter, 50% of incremental proceeds from permitted sale/leaseback and asset sale transactions up to $25,000. The Company may, at its option, elect a $50,000 basket of proceeds from permitted sale/leasebacks and/or permitted asset sales. Additionally, the New Facility contains a covenant that requires the Company to raise additional liquidity in the amount of $20,000 by December 31, 2006 from permitted sale/leasebacks, permitted asset sales or issuances of capital stock.
     At October 31, 2006, the Company had no borrowings and $15,247 of letters of credit outstanding under its $44,000 revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit. The amount outstanding on the term loan under the New Facility was $205,900 and there were no outstandings on the delayed draw term loan.
     Sale/Leaseback Transaction
     On October 25, 2006, the Company entered into a transaction to sell and lease back the land and buildings of four properties. The Company received approximately $11,500 at closing (less $2,550 remaining in escrow pending the Company obtaining certain permits for one of the properties ($1,800) and effecting certain repairs to the properties ($750)). The leases have a term of twenty years with four five-year renewal options and will be recorded as operating leases. In accordance with SFAS No. 144, the Company recorded an impairment charge of $2,993 as of September 30, 2006, representing the amount by which the carrying value of one of the properties exceeded its fair value less the costs associated with selling the property. The Company expects to realize a gain on the sale of the three remaining properties of approximately $6,200, which gain will be amortized to income in proportion to the related gross rental charged to expense over the lease term of twenty years.
Note 16 Condensed Consolidating Financial Statements
     Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture governing the Senior Notes issued in July 2003. The Senior Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries, including substantially all domestic subsidiaries of the Parent. Non-Guarantor subsidiaries include Canadian operations and real estate finance entities.
     As defined in the indenture governing the Senior Notes, guarantor subsidiaries include:
     59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehab of West Palm Beach, Inc.; Bally Total Fitness of Connecticut Coast, Inc.; Bally Total Fitness of Connecticut Valley, Inc.; Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Bally Total Fitness of Upstate New York, Inc.; Bally Total Fitness of Colorado, Inc.; Bally Total Fitness of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Bally Total Fitness of California, Inc.; Bally Total Fitness of the Mid-Atlantic, Inc.; Bally Total Fitness of Greater New York, Inc.; Jack La Lanne Holding Corp.; Bally Sports Clubs, Inc.; Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Bally Total Fitness of Philadelphia, Inc.; Bally Total Fitness of Rhode Island, Inc.; Bally Total Fitness of the Midwest, Inc.; Bally Total Fitness of Minnesota, Inc.; Soho Ho LLC;

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
BFT/CFI, Inc. (f/k/a Crunch Fitness International, Inc.); Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.
     The following tables present the condensed consolidating balance sheets at September 30, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2006 and 2005. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions. Certain amounts in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three and nine months ended September 30, 2005 have been restated. See Note 2.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$26,890	$3,333	$—	$30,223
Other current assets	—	29,619	1,217	—	30,836

Total current assets	—	56,509	4,550	—	61,059

Property and equipment, net	—	279,113	15,011	—	294,124
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	337	—	6,844
Intangible assets, net	—	1,950	423	—	2,373
Investment in and advances to subsidiaries	(700,977)	221,315	—	479,662	—
Other assets	34,777	6,810	3,530	—	45,117

	$(659,693)	$585,431	$23,851	$479,662	$429,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$47,757	$485	$—	$48,242
Income taxes payable	—	1,776	56	—	1,832
Accrued liabilities	22,680	66,196	10,883	—	99,759
Current maturities of long-term debt	3,326	1,989	2,798	—	8,113
Deferred revenues	—	270,277	9,558	—	279,835

Total current liabilities	26,006	387,995	23,780	—	437,781

Long-term debt, less current maturities	732,619	2,253	4,313	—	739,185
Net affiliate payable	—	440,037	61,975	(502,012)	—
Other liabilities	—	114,069	5,785	—	119,854
Deferred revenues	—	540,057	10,692	—	550,749
Stockholders’ deficit	(1,418,318)	(898,980)	(82,694)	981,674	(1,418,318)

	$(659,693)	$585,431	$23,851	$479,662	$429,251

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$16,238	$1,216	$—	$17,454
Other current assets	—	36,976	1,415	—	38,391
Current assets held for sale	—	342	—	—	342

Total current assets	—	53,556	2,631	—	56,187
Property and equipment, net	—	294,888	19,782	—	314,670
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	405	—	6,912
Intangible assets, net	—	2,333	546	—	2,879
Investment in and advances to subsidiaries	(724,893)	221,315	—	503,578	—
Other assets	29,265	6,580	3,973	—	39,818
Non-current assets held for sale	—	39,894	—	—	39,894

	$(689,121)	$638,300	$27,337	$503,578	$480,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$57,724	$108	$—	$57,832
Income taxes payable	—	1,641	56	—	1,697
Deferred income taxes	—	—	—	—	—
Accrued liabilities	22,407	67,768	6,267	—	96,442
Current maturities of long-term debt	6,594	485	5,939	—	13,018
Deferred revenues	—	293,116	6,325	—	299,441
Current liabilities associated with assets held for sale	—	7,764	—	—	7,764

Total current liabilities	29,001	428,498	18,695	—	476,194
Long-term debt, less current maturities	745,564	5,182	5,558	—	756,304
Net affiliate payable	—	517,799	58,658	(576,457)	—
Other liabilities	—	108,259	8,578	—	116,837
Deferred revenues	—	554,722	11,747	—	566,469
Non-current liabilities associated with assets held for sale	—	27,976	—	—	27,976
Stockholders’ deficit	(1,463,686)	(1,004,136)	(75,899)	1,080,035	(1,463,686)

	$(689,121)	$638,300	$27,337	$503,578	$480,094

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended September 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$225,093	$9,254	$—	$234,347
Retail products	—	9,908	257	—	10,165
Miscellaneous	—	3,509	350	—	3,859

	—	238,510	9,861	—	248,371

Operating costs and expenses:
Membership services	—	160,218	7,064	—	167,282
Retail products	—	10,183	285	—	10,468
Marketing and advertising	—	12,690	266	—	12,956
General and administrative	6,079	16,987	542	—	23,608
Net gain on sale of land and building	—	(2,211)	—	—	(2,211)
Asset impairment charge	—	2,993	—	—	2,993
Depreciation and amortization	—	12,839	550	—	13,389

	6,079	213,699	8,707	—	228,485

Operating income (loss)	(6,079)	24,811	1,154	—	19,886

Equity in net income from subsidiaries	25,263	—	—	(25,263)	—
Interest expense	(25,455)	(367)	(817)	639	(26,000)
Foreign exchange gain (loss)	—	185	381	—	566
Other, net	539	76	191	(639)	167

	347	(106)	(245)	(25,263)	(25,267)

Income (loss) before income taxes	(5,732)	24,705	909	(25,263)	(5,381)
Income tax provision	—	(351)	—	—	(351)

Net income (loss)	$(5,732)	$24,354	$909	$(25,263)	$(5,732)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended September 30, 2005
	(As restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$223,330	$9,413	$—	$232,743
Retail products	—	11,183	347	—	11,530
Miscellaneous	—	3,260	406	—	3,666

		237,773	10,166	—	247,939

Operating costs and expenses:
Membership services	—	158,506	7,437	—	165,943
Retail products	—	12,297	352	—	12,649
Marketing and advertising	—	12,654	292	—	12,946
General and administrative	1,215	17,686	332	—	19,233
Depreciation and amortization	—	14,158	717	—	14,875

	1,215	215,301	9,130	—	225,646

Operating income (loss)	(1,215)	22,472	1,036	—	22,293
Equity in income (loss) from continuing operations of subsidiaries	23,241	—	—	(23,241)	—
Interest expense	(21,020)	(403)	(947)	559	(21,811)
Foreign exchange gain (loss)	—	1,604	(463)	—	1,141
Other, net	510	115	67	(559)	133

	2,731	1,316	(1,343)	(23,241)	(20,537)

Income (loss) from continuing operations before income taxes	1,516	23,788	(307)	(23,241)	1,756
Income tax provision	—	(240)	—	—	(240)

Income (loss) from continuing operations	1,516	23,548	(307)	(23,241)	1,516
Loss from discontinued operations	(1,730)	(1,730)	—	1,730	(1,730)

Net income (loss)	$(214)	$21,818	$(307)	$(21,511)	$(214)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine months ended September 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$685,414	$28,137	$—	$713,551
Retail products	—	32,688	874	—	33,562
Miscellaneous	—	9,966	1,089	—	11,055

	—	728,068	30,100	—	758,168

Operating costs and expenses:
Membership services	—	488,583	21,187	—	509,770
Retail products	—	31,245	901	—	32,146
Marketing and advertising	—	47,235	796	—	48,031
General and administrative	9,068	55,495	1,664	—	66,227
Net gain on sales of land and buildings	—	(3,083)	(901)	—	(3,984)
Asset impairment charge	—	2,993	—	—	2,993
Depreciation and amortization	—	38,736	2,100	—	40,836

	9,068	661,204	25,747	—	696,019

Operating income (loss)	(9,068)	66,864	4,353	—	62,149

Equity in income from continuing operations of subsidiaries	69,372	—	—	(69,372)	—
Interest expense	(73,355)	(1,060)	(2,718)	1,952	(75,181)
Foreign exchange gain (loss)	—	2,014	322	—	2,336
Other, net	1,753	299	351	(1,952)	451

	(2,230)	1,253	(2,045)	(69,372)	(72,394)

Income (loss) from continuing operations before income taxes	(11,298)	68,117	2,308	(69,372)	(10,245)
Income tax provision	—	(1,053)	—	—	(1,053)

Income (loss) from continuing operations	(11,298)	67,064	2,308	(69,372)	(11,298)
Gain from discontinued operations	37,503	37,503	—	(37,503)	37,503

Net income	$26,205	$104,567	$2,308	$(106,875)	$26,205

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine months ended September 30, 2005
			(As restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$683,169	$29,078	$—	$712,247
Retail products	—	36,449	1,068	—	37,517
Miscellaneous	—	10,194	1,351	—	11,545

	—	729,812	31,497	—	761,309

Operating costs and expenses:
Membership services	—	482,591	22,026	—	504,617
Retail products	—	37,847	1,034	—	38,881
Marketing and advertising	—	43,764	934	—	44,698
General and administrative	3,256	54,490	940	—	58,686
Depreciation and amortization	—	42,641	2,196	—	44,837

	3,256	661,333	27,130	—	691,719

Operating income (loss)	(3,256)	68,479	4,367	—	69,590
Equity in income from continuing operations of subsidiaries	69,925	—	—	(69,925)	—
Interest expense	(58,791)	(1,086)	(2,719)	1,544	(61,052)
Foreign exchange gain (loss)	—	1,772	(587)	—	1,185
Other, net	1,398	229	189	(1,544)	272

	12,532	915	(3,117)	(69,925)	(59,595)

Income from continuing operations before income taxes	9,276	69,394	1,250	(69,925)	9,995
Income tax provision	—	(719)	—	—	(719)

Income from continuing operations	9,276	68,675	1,250	(69,925)	9,276
Loss from discontinued operations	(3,268)	(3,268)	—	3,268	(3,268)

Net income	$6,008	$65,407	$1,250	$(66,657)	$6,008

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,205	$104,567	$2,308	$(106,875)	$26,205
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	15,735	38,907	2,165	—	56,807
Changes in operating assets and liabilities	403	(37,041)	(700)	—	(37,338)
Changes in net affiliate balances	—	(79,513)	3,860	75,653	—
Other, net	4,214	(38,635)	(3,237)	—	(37,658)

Cash provided by (used in) operating activities	46,557	(11,715)	4,396	(31,222)	8,016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(27,770)	(227)	—	(27,997)
Proceeds from sale of discontinued operations	—	45,152	—	—	45,152
Proceeds from sale of discontinued operations in escrow	—	338	—	—	338
Proceeds from sale of property	—	6,199	1,328	—	7,527
Investment in and advances to subsidiaries	(31,222)	—	—	31,222	—

Cash provided by (used in) investing activities	(31,222)	23,919	1,101	31,222	25,020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under credit agreement	(12,386)	—	—	—	(12,386)
Net repayments of other long-term debt	(5,035)	(1,552)	(3,867)	—	(10,454)
Debt issuance and refinancing costs	(3,791)	—	—	—	(3,791)
Proceeds from sale of common stock	5,600	—	—	—	5,600
Stock purchase and options plans	277	—	—	—	277

Cash used in financing activities	(15,335)	(1,552)	(3,867)	—	(20,754)

Increase in cash	—	10,652	1,630	—	12,282
Effect of exchange rate changes on cash balances	—	—	487	—	487
Cash, beginning of period	—	16,238	1,216	—	17,454

Cash, end of period	$—	$26,890	$3,333	$—	$30,223

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2005
	(As restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,008	$65,407	$1,250	$(66,657)	$6,008
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	4,262	46,888	2,196	—	53,346
Changes in operating assets and liabilities	(2,808)	(40,068)	1,805	—	(41,071)
Changes in net affiliate balances	—	(56,041)	304	55,737	—
Other net	4,957	393	(1,185)	—	4,165

Cash provided by operating activities	12,419	16,579	4,370	(10,920)	22,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(23,892)	(756)	—	(24,648)
Proceeds from sale of land	—	1,455	—	—	1,455
Investment in and advances to subsidiaries	(10,920)	—	—	10,920	—

Cash used in investing activities	(10,920)	(22,437)	(756)	10,920	(23,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	18,688	—	—	—	18,688
Net repayments of other long-term debt	(9,336)	(1,487)	(3,044)	—	(13,867)
Debt issuance and refinancing costs	(10,944)	—	—	—	(10,944)
Proceeds from stock purchase and options plans	93	—	—	—	93

Cash used in financing activities	(1,499)	(1,487)	(3,044)	—	(6,030)

Increase (decrease) in cash	—	(7,345)	570	—	(6,775)
Effect of exchange rate changes on cash balances	—	—	361	—	361

Cash, beginning of period	—	18,726	451	—	19,177

Cash, end of period	$—	$11,381	$1,382	$—	$12,763

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the Company’s Consolidated Financial Statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Summary of Business
     Bally is the largest publicly traded, full service commercial operator of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of September 30, 2006, we operated 379 fitness centers collectively serving approximately 3.6 million members. These 379 fitness centers occupied a total of 12.0 million square feet.
     Our fitness centers are concentrated in major metropolitan areas in 28 states, the District of Columbia and Canada, with 318 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of September 30, 2006, we operated fitness centers in over 45 major metropolitan areas representing 61% of the United States population and over 16% of the Canadian population. Currently, approximately 56% of new joining members participate in a membership plan allowing multiple club access, varying between market and nationwide access. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership.
     Concentrating our clubs in major metropolitan areas has the additional benefits of (i) providing our members access to multiple locations to facilitate achieving their fitness goals; (ii) strengthening the Bally Total Fitness® brand awareness; (iii) leveraging national advertising; (iv) enabling the Company to develop promotional partnerships with other national or regional companies; and (v) more cost effective regional management and control by leveraging our existing operations in those markets.
     Bally memberships in most markets require a two or three year commitment from the member with payments comprised of an initiation fee, interest, and monthly dues. Since late 2003, we have expanded these offers to include “month-to-month” memberships to provide greater flexibility to members. Beginning in late 2004 and through December 2005, we implemented the Build Your Own Membership (“BYOMsm”) program, which simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer.
     We have three principal sources of revenue:
1)	Our primary revenue source is membership services revenue derived from the operation of our fitness centers. Membership services revenue includes amounts paid by our members in the form of membership fees and dues payments. It also includes revenue generated from provision of personal training services.

Currently, the majority of our members choose to purchase their membership under our multi-year value plan by paying an enrollment fee (cash paid at time of enrollment for membership fees) and by making monthly payments throughout the obligatory term of their membership. After the obligatory period of membership, our members enter the non-obligatory renewal period of membership and make monthly payments (“renewal payments”) to maintain membership privileges. Under sales methods in effect prior to December 2005, renewal payments were substantially discounted from the obligatory period monthly payment level. Following the nationwide implementation of our new BYOM program, we anticipate that renewal payments will likely carry a smaller discount from the obligatory period monthly payment level in most BYOM markets. Our members may also choose to purchase a prepaid membership for periods up to three years. Members choosing our month-to-month memberships make month-to-month non-obligatory payments after paying an enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

Our membership services revenue is generally collected as cash on a basis that does not conform to its basis of revenue recognition, resulting in the deferral of significant amounts received early in the membership period that will be recognized in later periods. This recognition methodology is a consequence of our long history of offering membership programs with higher levels of monthly or total payments during the obligatory period of membership, generally for periods of up to three years, followed by discounted payments in the subsequent renewal phase of membership. Our revenue recognition objective is to recognize an even amount of membership revenue from our members throughout their entire term of membership, regardless of the payment pattern. As a result, we make estimates of membership term length on a composite group basis of all members joining in a period and set up separate amortization pools based on estimated total group membership term length averages. Estimated term lengths used to create the separate amortization term groups for revenue recognition are based on historical average membership terms experienced by our members.

Membership services revenue related to members who maintain their membership for periods beyond the obligatory term of membership is deferred as collected and recognized on a straight-line basis over the estimated term of total membership. Our historical evaluation of members has resulted in a determination that approximately 37% of originated monthly payment revenue from our members is subject to deferral to be recognized over their entire term of membership. As a result, we defer all collections received from members in this group, and recognize as membership service revenue these amounts based on five amortization pools with amortization periods of 39 months to 245 months, representing composite average membership terms of membership of between 37 months and 360 months. Membership services revenues that have been prepaid in their entirety for the obligatory period of membership are recognized in a similar manner, except that the estimate of the group expected to remain a member for only the obligatory period of membership is amortized over the length of the contract, which is generally 36 months, but varies by state. Based on the historical attrition patterns of members who pay their membership in full upon origination, approximately 54% of such membership revenue relates to members who maintain their membership beyond the obligatory three-year period of membership, which is amortized using the same five amortization pools as described for monthly collections.

We evaluate the actual attrition patterns of all of our deferred revenue pools on a quarterly basis and make adjustments from our historical experience to take into account actual attrition by origination month groups. As we determine that our new estimated attrition is different than the initial estimate based on historical patterns, we recognize as a change in accounting estimate a charge or credit to membership services revenue in the period of evaluation to cumulatively adjust past recognition and ending deferred revenue. Under our deferred revenue methodology, an increase in membership attrition rates will result in an increase in revenue in the period of adjustment as it is determined that amounts previously deferred to future periods of membership no longer need to be deferred. Alternatively, a decrease in membership attrition rates can reduce membership services revenue as it is determined that amounts previously considered earned are required to be deferred for recognition in future periods.

Personal training and other services are provided at most of the Company’s fitness centers. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected generally over three months after an initial payment. Collections related to paid-in-full personal training services contracts are deferred and recognized as personal training services are rendered. Revenue related to personal training services contracts that have been financed is recognized at the later of cash receipt or the rendering of personal training services.

Membership services revenue comprised approximately 94% of total revenue for the nine months ended September 30, 2006 and 2005. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 4% and 5% of total revenue for the nine months ended September 30, 2006 and 2005, respectively.

3)	The balance of our revenue (approximately 2% and 1% for the nine months ended September 30, 2006 and 2005, respectively), primarily consists of franchising revenue, guest fees and specialty fitness programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy and from sales of Bally-branded products by third-parties. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.

Our operating costs and expenses are comprised of the following:

1)	Membership services expenses consist primarily of salaries, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance and supplies to operate our fitness centers and provide personal training. Also included are the costs to operate member processing and collection centers, which provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Marketing and advertising expenses consist of our marketing department, media and production and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to various accounting investigations.

5)	Asset impairment charges include the write-down of the net book value of our assets pursuant to SFAS No. 144. Pursuant to SFAS No. 144, the carrying value of our assets, primarily property and equipment, is evaluated when circumstances indicate the carrying value may have been impaired. Asset impairment charges represent the excess of the carrying value of the assets over their fair value.

6)	Depreciation and amortization expenses represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings and related improvements are depreciated over 5 to 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining non-cancelable lease terms. In addition, equipment and furnishings are depreciated over 5 to 10 years.
     We evaluate the results of our fitness centers on a two-tiered segment basis (comparable and non-comparable) depending on how long the fitness centers have been open at the measurement date. We include a fitness center in comparable fitness center revenues beginning on the first day of the 13th full calendar month of the fitness center’s operation, prior to which time we refer to the fitness center as an a non-comparable fitness center and, therefore, an element of non-comparable revenue.
     We measure performance using key operating statistics such as profitability per club, per area and per region. We also evaluate average revenue per member and fitness center operating expenses, with an emphasis on payroll and occupancy costs as a percentage of sales. We use fitness center cash contribution and cash revenue to evaluate overall performance and profitability on an individual fitness center basis. In addition, we focus on several membership statistics on a fitness center-level and system-wide basis. These metrics include new membership sales, growth of fitness center membership base and growth of system-wide members, fitness center number of workouts per month, fitness center membership sales mix among various membership types and member retention.
     Our primary sources of cash from operations are enrollment fees, paid-in-full and monthly membership fees and dues payments made by our members and sales of products and services, primarily personal training. Because enrollment fees, membership fees and monthly membership dues are recognized over the later of when such payments are collected or earned, cash received from membership fees and monthly membership dues will often be received before such payments are recognized in the consolidated statement of operations.
     Our primary capital expenditures relate to the construction of new fitness centers and upgrading and expanding our existing fitness centers. The construction and equipment costs for a new fitness center approximates $4.0 million, on average, which varies based on the costs of construction labor, as well on the planned service offerings and size and configuration of the facility and on the market.
     Most of our operating costs are relatively fixed, but compensation costs, including sales compensation costs, are variable based on membership origination and personal training sales trends. Because of the large pool of relatively fixed operating costs and the minimal incremental cost of carrying additional members, increased membership origination and better membership retention lead ultimately to increased profitability. Accordingly, we are focusing on member acquisition and member retention as key objectives.
     According to the IHRSA’s Industry Data Survey of the Health and Fitness Club Industry, club membership grew at a 4.7% compounded annual growth rate from 2000 to 2005. We may be able to benefit from the growth in the industry, although increased competition, including competition from very small fitness centers (less than 3,000 square feet), will require us to reinvest in our facilities to remain competitive, which we may not be able to do if we do not have adequate liquidity. Furthermore, price discounting by competitors, particularly in more competitive markets, may negatively impact our membership growth and/or our average revenue per member. Our principal strategies are to improve member origination and retention by enhancing customer service, promoting and improving our products and services and improving operating efficiencies.
Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with GAAP and include accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position. We apply those accounting principles and policies in a consistent manner from period to period. Our significant accounting policies are summarized in Note 1 in the Notes to Consolidated Financial Statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the reported amounts of certain assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily obtainable from other sources. Actual results could differ from those estimates.
     The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Results of Operations
     The following table sets forth key operating data for the periods indicated (dollars in thousands except per member data):

	Three		Three
	Months		Months
	Ended	% of	Ended	% of	Change from
	September 30,	Net	September 30,	Net	Previous Period
	2006	Revenue	2005	Revenue	Dollars	Percent
			(As restated)
REVENUE
Membership	$204,509	82%	$202,630	82%	$1,879	1%
Personal training	29,838	12%	30,113	12%	(275)	(1%)

Membership services revenue	234,347	94%	232,743	94%	1,604	1%
Retail products	10,165	4%	11,530	5%	(1,365)	(12%)
Miscellaneous	3,859	2%	3,666	1%	193	5%

Net revenues	248,371	100%	247,939	100%	432	0%
OPERATING COSTS AND EXPENSES
Membership services	167,282	67%	165,943	67%	1,339	1%
Retail products	10,468	4%	12,649	5%	(2,181)	(17%)
Marketing and advertising	12,956	5%	12,946	5%	10	0%
Information technology	4,916	2%	5,245	2%	(329)	(6%)
Other general and administrative	18,692	8%	13,988	6%	4,704	34%
Net gain on sale of land and building	(2,211)	—	—	—	(2,211)	—
Asset impairment charge	2,993	1%	—	—	2,993	—
Depreciation and amortization	13,389	5%	14,875	6%	(1,486)	(10%)

	228,485	92%	225,646	91%	2,839	1%

Operating income	$19,886	8%	$22,293	9%	$(2,407)	(11%)

	Nine Months		Nine Months
	Ended	% of	Ended	% of	Change from
	September 30,	Net	September 30,	Net	Previous Period
	2006	Revenue	2005	Revenue	Dollars	Percent
			(As restated)
REVENUE
Membership	$620,602	82%	$621,229	82%	$(627)	0%
Personal training	92,949	12%	91,018	12%	1,931	2%

Membership services revenue	713,551	94%	712,247	94%	1,304	0%
Retail products	33,562	4%	37,517	5%	(3,955)	(11%)
Miscellaneous	11,055	2%	11,545	1%	(490)	(4%)

Net revenues	758,168	100%	761,309	100%	(3,141)	0%
OPERATING COSTS AND EXPENSES
Membership services	509,770	67%	504,617	66%	5,153	1%
Retail products	32,146	4%	38,881	5%	(6,735)	(17%)
Marketing and advertising	48,031	6%	44,698	6%	3,333	7%
Information technology	15,314	2%	16,027	2%	(713)	(4%)
Other general and administrative	50,913	7%	42,659	6%	8,254	19%
Net gain on sales of land and buildings	(3,984)	(1%)	—	—	(3,984)	—
Asset impairment charge	2,993	1%	—	—	2,993	—
Depreciation and amortization	40,836	6%	44,837	6%	(4,001)	(9%)

	696,019	92%	691,719	91%	4,300	1%

Operating income	$62,149	8%	$69,590	9%	$(7,441)	(11%)

     Key Operating Data
Membership rollforward and statistics (000’s, except dollars):

	Three months ended September 30,
	2006	2005	change	% change
	(As restated)
Members at beginning of period	3,600	3,671	(71)	(2)%
Number of new members joining during the period	239	228	11	5%
Number of net member drops during the period	(284)	(288)	4	1%

Members at end of period	3,555	3,611	(56)	(2)%

Average number of members during the period (1)	3,577	3,641	(64)	(2)%
Average monthly membership revenue recognized per member (2)	$19.06	$18.55	$0.51	3%
Average monthly cash received per member (3)	$17.43	$17.55	$(0.12)	(1)%
Fitness centers open at end of period	379	387	(8)	(2)%

	Nine months ended September 30,
	2006	2005	change	% change
	(As restated)
Members at beginning of period	3,531	3,593	(62)	(2)%
Number of new members joining during the period	820	808	12	1%
Number of net member drops during the period	(796)	(790)	(6)	(1)%

Members at end of period	3,555	3,611	(56)	(2)%

Average number of members during the period (1)	3,580	3,650	(70)	(2)%
Average monthly membership revenue recognized per member (2)	$19.26	$18.91	$0.35	2%
Average monthly cash received per member (3)	$18.01	$18.10	$(0.09)	0%
Fitness centers open at end of period	379	387	(8)	(2)%

(1)	The average number of members for the period is derived by dividing the sum of the total members outstanding at the beginning and end of each quarter in the period by two for the three month period and by six for the nine month period.

(2)	Average monthly membership revenue recognized per member represents membership revenue recognized for the period divided by the number of months in the period, divided by the average number of members for the period.

(3)	Average monthly cash received per member represents cash collections of membership revenue for the period divided by the number of months in the period, divided by the average number of members for the period.
     Summary of revenue recognition method
     The Company’s strategy is to grow the number of members and increase the average monthly payment per member by continued new member acquisition with an emphasis on higher margin national access memberships and improved retention. The Company also intends to grow its product and services revenue, as well as personal training.
     The Company’s sources of membership revenue include health club memberships and personal training services. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. The Company relies upon a signed contract between the Company and the customer as the persuasive evidence of a sales arrangement. Delivery of health club services extends throughout the term of membership. Delivery of personal training services occurs when individual personal training sessions have been rendered.
     The Company receives membership fees and monthly dues from its members. Membership fees, which customers often finance, become customer obligations upon contract execution and after a “cooling off” period of three to fifteen calendar days depending on jurisdiction, while monthly dues become customer obligations on a month-to-month basis as services are provided. Membership fees and monthly dues are recognized at the later of when collected or earned.
     Membership fees and monthly dues collected but not earned are included in deferred revenue. The majority of members commit to a membership term of between 12 and 36 months. The majority of these contracts are 36 month contracts. The majority of our existing contracts include a member’s right to renew the membership at a discount compared to the payments made during the initial membership term.
     Additional members may be added to the primary joining members’ contract. These additional members may be added as obligatory members that commit to the same membership term as the primary member, or nonobligatory members that can discontinue their membership at any time.
     Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership life is estimated at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. The Company’s estimates of membership life were up to 360 months during 2005 and 2006. Currently, the weighted average membership life for members that commit to a membership term of between 12 and 36 months is estimated to be 35 months. Members with these terms that finance their initial membership fee have a weighted average membership life of 33 months, while those members that pay their membership fee in full at point of sale have a weighted average membership life of 53 months. Because of the discount in monthly payments made during the renewal term when compared to payments made in the initial contractual term, the estimate of membership term impacts the amount of revenue deferred in the obligatory period.
     Cash collected for membership revenue is deferred and recognized on a straight-line basis over periods based on expected member attrition and cash collection patterns using historical trends, with the vast majority of membership revenue being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of deferred cash receipts from prior periods. Decreasing attrition will result in more cash collected, but will also result in an increase in the amortization period. Increasing attrition, on the other hand, would decrease cash collected but accelerate the recognition of deferred revenue. We monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Revenue recognized during a period reflects cash collected during prior periods and, to a lesser extent, cash collected in the current period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.
     Members in the non-obligatory renewal period of membership can cancel their membership prior to their monthly or annual due date. Membership revenue from members in renewal includes monthly dues paid to maintain their membership, as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.
     Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated member life. Member life is currently estimated at between 4 and 42 months, with an average of 15 months, for month-to-month members. Management believes that month-to-month memberships have become more appealing to those consumers who are willing to pay more, and do not want to be locked into a long-term obligation.
     Personal training services are generally provided shortly after payment is received by the Company, which results in a relatively low and constant deferred revenue liability balance. As a result, personal training revenues recognized are relatively consistent with the level of cash received.
     Comparison of the Three Months Ended September 30, 2006 and 2005
     Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.
     Total revenue for the three months ended September 30, 2006 was $248.4 million compared to $247.9 million in 2005, an increase of $0.5 million. The increase in total revenue resulted from the following:
•	Membership revenue recognized increased to $204.5 million from $202.6 million in 2005, an increase of $1.9 million (1%) from the prior year period. In the current year, a 3% increase in average monthly membership revenue per member to $19.06 from $18.55 was partially offset by a 2% decrease in average number of members to 3.577 million members.

•	Cash collections of membership revenue during the three months ended September 30, 2006 were $187.0 million, a decrease of $4.7 million (2%) from 2005. This decrease is the result of a 2% decrease in average number of members to 3.577 million members and a decrease in the average monthly cash received per member to $17.43 for the 2006 period versus $17.55 in the prior year period. Cash collections of membership revenue include payments from members who prepay the remaining portion of amounts outstanding under value plan memberships (“accelerations”), voluntarily or in response to an offer to prepay at a discount similar to that offered at point of sale. We received $6.8 million and $4.0 million of proceeds from accelerations during the three months ended September 30, 2006 and 2005, respectively. We also allow certain members to reactivate their expired membership at a discount in order to incent these members to restart their workout routine (“reactivations”). We received $5.2 million and $4.1 million of proceeds from reactivations during the three months ended September 30, 2006 and 2005, respectively. The average monthly cash received per member includes $1.11 and $0.74 of accelerations and reactivations for the three months ended September 30, 2006 and 2005, respectively. Increases in renewal dues have had a positive impact on average monthly cash received per member. The mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in family add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under family add-on programs. In the three months ended September 30, 2006, new member signups were approximately 68% value plan, 13% paid-in-full and 19% month-to-month. In the year earlier period, new member signups were approximately 72% value plan, 13% paid-in-full and 15% month-to-month. As a result, membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of the Company’s historical attrition patterns whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups had a disproportionate impact on cash collections of membership revenue in 2006 as compared to 2005 and will continue to have a negative impact for the remainder of 2006 and beyond.

•	Personal training revenue decreased to $29.8 million from $30.1 million in 2005, a decrease of $0.3 million (1%).

•	Retail products revenue decreased to $10.2 million from $11.5 million in 2005, a decrease of $1.3 million (12%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient, but lower sales model integrated with the front desk operation and a 2% decrease in average number of members to 3.577 million members reducing workout traffic in the clubs.

•	Miscellaneous revenue of $3.9 million increased $0.2 million from the prior year.

Operating costs and expenses for the three months ended September 30, 2006 were $228.5 million, an increase of $2.8 million from the prior year period. Operating costs and expenses included the following:

•	Membership services expenses for the three months ended September 30, 2006 increased $1.3 million (1%) from 2005, reflecting increases in litigation, property tax and insurance costs.

•	Retail products expenses, which included labor costs, for the three months ended September 30, 2006 decreased $2.2 million (17%) from 2005, primarily as a result of a decrease in cost of goods sold from lower sales and reduced labor costs as a result of the Company’s front desk retail model integration.

•	Marketing and advertising expenses of $13.0 million for the three months ended September 30, 2006 were unchanged from the 2005 period.

•	Information technology expenses for the three months ended September 30, 2006 decreased $0.3 million (6%) from 2005 primarily as a result of reduced use of outside consultants and lower telecommunication costs partially offset by increased internal salaries.

•	Other general and administrative expenses for the three months ended September 30, 2006 increased $4.7 million (34%) from 2005. Compensation costs of $5.4 million related to the separation agreement with our former Chairman, President and CEO were partially offset by lower professional and legal fees compared to the 2005 period.

•	The Company recorded a gain of approximately $2.4 million on the sale of the land and a building relating to a club in Georgia, partially offset by a $0.2 million loss on the sale of assets of a club in Knoxville, TN.

•	The Company recorded an impairment charge of $3.0 million, representing the amount by which the carrying value of a property sold subject to a sale/leaseback exceeded its fair value less the costs associated with selling the property.

•	Depreciation and amortization expense for the three months ended September 30, 2006 decreased $1.5 million from 2005, reflecting fewer depreciable assets resulting from fixed asset write-offs and impairment charges in 2005, along with a reduction in capital expenditures in prior periods.
     Operating income for the three months ended September 30, 2006 decreased $2.4 million (11%) to $19.9 million as compared to the prior year. The increase is primarily due to the increase in membership revenue, the gain on the club sale, increased retail products contribution and lower depreciation expenses, partially offset by the increase in membership services expenses.
Comparison of the Nine Months Ended September 30, 2006 and 2005
     Our operations are subject to seasonal factors and, therefore, the results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.
     Total revenue for the nine months ended September 30, 2006 was $758.2 million compared to $761.3 million in 2005, a decrease of $3.1 million. The decrease in total revenue resulted from the following:
•	Membership revenue recognized decreased to $620.6 million from $621.2 million in 2005, a decrease of $0.6 million from the prior year period. In the current year, a 2% decrease in average number of members to 3.580 million members was partially offset by a 2% increase in the average monthly membership revenue per member to $19.26 from $18.91.

•	Cash collections of membership revenue during the nine months ended September 30, 2006 were $580.2 million, a decrease of $14.5 million (2%) from 2005. This decrease is the result of a 2% decrease in average number of members to 3.580 million members. The average monthly cash received per member was $18.01 in 2006 versus $18.10 in the prior year period. We received $16.5 million and $12.3 million of proceeds from accelerations during the nine months ended September 30, 2006 and 2005, respectively. We also received $17.4 million and $16.0 million of proceeds from reactivations during the nine months ended September 30, 2006 and 2005, respectively. The average monthly cash received per member includes $1.05 and $0.86 of proceeds from accelerations and reactivations for the nine months ended September 30, 2006 and 2005, respectively. Increases in renewal dues have had a positive impact on average monthly cash received per member. However, the mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in family add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under family add-on programs. In the nine months ended September 30, 2006, new member signups were approximately 71% value plan, 12% paid-in-full and 17% month-to-month. In the year earlier period, new member signups were approximately 75% value plan, 12% paid-in-full and 13% month-to-month. As a result, membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of the Company’s historical attrition patterns whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups had a disproportionate impact on cash collections of membership revenue in 2006 as compared to 2005 and will continue to have a negative impact for the remainder of 2006 and beyond.

•	Personal training revenue increased to $92.9 million from $91.0 million in 2005, an increase of $1.9 million (2%), primarily reflecting the Company’s emphasis on growth in personal training services and expansion of new programs such as small group training.

•	Retail products revenue decreased to $33.6 million from $37.5 million in 2005, a decrease of $3.9 million (11%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient, but lower sales model integrated with the front desk operation and a 2% decrease in average number of members to 3.580 million members reducing workout traffic in the clubs.

•	Miscellaneous revenue decreased to $11.1 million from $11.5 million in 2005.

     Operating costs and expenses for the nine months ended September 30, 2006 were $696.0 million compared to $691.7 million during 2005, an increase of $4.3 million. This increase resulted from the following:
•	Membership services expenses for the nine months ended September 30, 2006 increased $5.2 million (1%) from 2005, reflecting increases in occupancy (primarily utilities) and insurance costs offset by a reduction in personnel costs as a result of the Company’s cost reduction initiatives.

•	Retail products expenses, which included labor costs, for the nine months ended September 30, 2006 decreased $6.7 million (17%) from 2005, primarily as a result of a decrease in cost of goods sold from lower sales and reduced labor costs as a result of the Company’s front desk retail model integration.

•	Marketing and advertising expenses for the nine months ended September 30, 2006 increased $3.3 million (7%) from 2005, primarily from planned increases in media spending and television commercial production costs.

•	Information technology expenses for the nine months ended September 30, 2006 decreased $0.7 million (4%) from 2005 primarily as a result of reduced use of outside consultants and lower telecommunication costs partially offset by increased internal salaries.

•	Other general and administrative expenses for the nine months ended September 30, 2006 increased $8.3 million (19%) from 2005, primarily as a result of separation costs associated with our former Chairman and Chief Executive Officer and former Chief Financial Officer, and costs incurred as a result of our proxy solicitation, restructuring and ongoing investigations and litigation related to the restatement of the Company’s financial statements and an increase in Directors’ fees and audit costs.

•	Gain on sales of land and buildings includes a gain on the March 2006 sale of the land and a building relating to a club in Canada ($0.9 million), a gain on the June 2006 sale of a club in Ohio ($0.9 million) and a gain on the July 2006 sale of a club in Georgia ($2.4 million) partially offset by a loss on the sale of a club in Tennessee ($0.2 million).

•	The Company recorded an impairment charge of $3.0 million, representing the amount by which the carrying value of a property sold subject to a sale/leaseback exceeded its fair value less the costs associated with selling the property.

•	Depreciation and amortization expense for the nine months ended September 30, 2006 decreased $4.0 million from 2005, reflecting fewer depreciable assets resulting from fixed asset write-offs and impairment charges in 2005, along with a reduction in capital expenditures in prior periods.
     Operating income for the nine months ended September 30, 2006 decreased $7.4 million to $62.1 million as compared to the prior year. The decrease is primarily due to the increase in expenses for membership services, marketing and advertising and general and administrative, partially offset by an increase in retail contribution, the gains on the club sales and lower depreciation expense.
     Overall, approximately 70% of our expenses (primarily rent, utilities, maintenance and other occupancy related costs) are fixed in nature and do not vary with member or revenue levels. The balance of our expenses are variable and we have the ability to vary both the amount and timing of such expenses.
Financial Condition
     Our consolidated assets of $429.3 million as of September 30, 2006 reflect a decrease of $50.8 million from December 31, 2005. This decrease was primarily due to:
•	a decrease in assets held for sale of $40.2 million resulting from the sale of Crunch Fitness (however, $31.8 million of the proceeds of the sale of such assets was used to make a mandatory repayment under the term loan of the Credit Agreement);

•	a $20.5 million net decrease in property and equipment (capital expenditures less disposals, impairment and depreciation). Capital expenditures of $28.0 million included a scheduled replacement of exercise equipment. The Company will continue a controlled capital spending program reflective of its limited capital resources;

•	a $5.2 million decrease in other current assets primarily from a reduction in inventory and a return of cash held by our credit card processor; and

•	a decrease in prepaid expenses of $3.0 million primarily from a decrease in prepaid advertising; offset by

•	an increase in cash of $12.8 million; and

•	an increase in deferred financing costs of $5.4 million primarily resulting from the fees paid to bondholders and lenders to obtain waivers of financial reporting requirements.
Liquidity and Capital Resources
     The following table summarizes the Company’s liquidity (in millions):

	September 30, 2006	December 31, 2005	Change
Cash and equivalents	$30.2	$17.5	$12.7
Unutilized revolving credit facility	24.7	51.4	(26.7)

Total liquidity	$54.9	$68.9	$(14.0)

     The Company’s liquidity declined by $14.0 million during the first nine months of 2006. Decreased cash collections of membership revenue, coupled with costs incurred in connection with ongoing investigations and litigation related to the restatement of the Company’s financial statements, an increase in Director’s fees and audit costs, severance costs, cash fees paid related to the lender and noteholder consent solicitations, capital expenditures and the July interest payment, more than offset the $10 million of Crunch Fitness sale proceeds that were not required to prepay the term loan pursuant to the Credit Agreement and $5.6 million of proceeds from the sale of stock.
     In October 2006, the Company’s liquidity was reduced by the interest payment on the Senior Subordinated Notes which was in part offset by the $8.9 million of proceeds from the sale/leaseback transaction. At October 31, 2006, the Company’s liquidity was approximately $51.6  million, including $28.7 million available under the $44 million revolving credit facility pursuant to the New Facility. The $34.1 million delayed draw term loan to be used to fund capital expenditures was undrawn.
     The Company requires operating cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow, and availability under our $44 million revolving credit facility and $34.1 million delayed draw term loan pursuant to our New Facility, will be sufficient to meet our expected needs for working capital and other cash requirements through the third quarter of 2007. However, as discussed below, we do not believe we will have sufficient liquidity in the event that we are unable to refinance or extend the maturity of our Senior Subordinated Notes and as a result our New Facility terminates on October 1, 2007. Our cash flows and liquidity may, however, be negatively impacted by various items, including declines in membership revenues, changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in securities or other litigations, future consent payments to lenders or noteholders if required and unexpected capital requirements. We have substantial interest payments due on our Senior Notes in January and July 2007 and on our Senior Subordinated Notes in April 2007 and we may be required to provide additional letters of credit or cash deposits to support certain insurance programs, which will reduce available liquidity under our revolving credit facility. Accordingly, we cannot assure you we will have sufficient liquidity to meet all known and unforeseen requirements.
      The New Facility contains a covenant that requires the Company to raise additional liquidity in the amount of $20 million by December 31, 2006 from permitted sale/leasebacks, permitted asset sales or issuances of capital stock. We closed a sale/leaseback transaction with respect to four properties on October 25, 2006, which generated approximately $8.9 million of proceeds to date that applied to this requirement. While we intend to close on other transactions with sufficient net proceeds to meet the covenant requirement, we cannot assure you that future liquidity transactions will be consummated.
     On October 1, 2007, our New Facility will terminate in the event that the Senior Subordinated Notes have not been extended or refinanced. If this occurs, we will not have access to our revolving credit and delayed draw term loan facilities and amounts outstanding under the New Facility will become due. Absent an agreement by the lenders to extend the maturity of the New Facility, we will not have sufficient liquidity to operate our business and will be unable to satisfy the New Facility obligations when due. If such events were to occur, the holders of the Senior Notes and the Senior Subordinated Notes could accelerate the obligations under those instruments, and we would be unable to satisfy those obligations.
     In the event we fail to maintain adequate liquidity, as a result of decreased revenues or increased expenses or as a result of a default under our New Facility (whether directly or as a result of a cross-default to other indebtedness), we would be unable to meet our obligations and continue operating our business. See “Debt” below for a discussion of the New Facility.
Interest Expense
     Interest expense for the nine months ended September 30, 2006 increased $14.1 million to $75.2 million as compared to the prior year, primarily due to increased amortization of deferred financing costs as a result of consent fees paid to obtain waivers from noteholders and lenders of financial reporting requirements. Amortization of deferred financing costs was approximately $15.8 million in the nine months ended September 30, 2006, a $10.9 million increase over 2005. The balance of the increase is due to increases in general interest rate levels, partially offset by lower outstanding debt. For the quarter ending September 30, 2006, interest expense increased by $4.2 million to $26.0 million as compared to the prior year, of which $4.1 million is due to the increase in amortization of deferred financing costs.

     Of our total debt outstanding of $747.3 million at September 30, 2006, approximately 53% bears interest at floating rates. This includes the effect of interest rate swap agreements, which effectively convert $200 million of Senior Subordinated Notes into variable rate obligations. Our interest expense increased as a result of the rising interest rate environment and will continue to increase if interest rates continue to rise. Correspondingly, should rates decrease, we would benefit from the lower rates. Our interest expense has been favorably impacted by the $37.4 million reduction in our term loan from the application of the proceeds from the sale of Crunch Fitness and other assets. In March and April 2006, we paid fees to lenders and bondholders that increased amortization of deferred financing costs and interest expense.
Cash Flows
     The following table summarizes the Company’s cash flows for the nine months ended September 30, 2006 and 2005 (in millions):

	Nine months ended September 30,		Change from
	2006	2005	Previous Period
	(As restated)
Cash provided by operating activities	$8.0	$22.4	$(14.4)
Cash provided by (used in) investing activities	25.0	(23.2)	48.2
Cash used in financing activities	(20.7)	(6.0)	(14.7)

Increase (decrease) in cash	$12.3	$(6.8)	$19.1

     Operating Activities
     Net cash provided by operating activities of $8.0 million in the first nine months of 2006 represented a decrease of $14.4 million from $22.4 million in the 2005 period. Cash received from memberships decreased $14.5 million in the current year period compared to the prior year period. Increases in operating costs, principally occupancy and insurance, severance costs, and higher audit and professional fees, including costs associated with the proxy solicitation in January 2006, also negatively impacted net cash provided by operating activities in the current year period. In addition, the Company continues to incur costs associated with ongoing litigation and investigations (net of insurance proceeds). Cash interest paid increased $4.2 million in the nine months ended September 30, 2006 compared to the prior year period.
     Investing Activities and Capital Expenditures
     Net cash provided by investing activities totaled $25.0 million in the first nine months of 2006 compared to $23.2 million used in 2005, as a result of gross proceeds of $45 million from the sale of Crunch Fitness offset by capital expenditures of $28.0 million which included a scheduled replacement of exercise equipment. We opened a club in Texas in April 2006 and a club in California in September 2006. One club currently in development is planned to open later in 2006 to replace an existing club, five are planned to open in 2007 (three replace existing clubs) and two during 2008 (both replace existing clubs). The Company expects to continue controlled capital spending and is currently planning $35 million of capital spending in 2006. These expenditures maintain our clubs at levels necessary to attract and retain members.
     Financing Activities
     Net cash used in financing activities totaled $20.7 million in the first nine months of 2006 compared to $6.0 million in 2005. Net repayments under the Credit Agreement in 2006 were $31.1 million higher than in 2005 reflecting the application of the proceeds from the sale of Crunch Fitness and other assets, of which $37.4 million was used to repay the term loan. Debt issuance and refinancing costs decreased by $7.2 million compared to prior year. Proceeds of $5.6 million from the sales of Common Stock were received in the first nine months of 2006 and were used to fund: (i) the cash portion of the consent fees paid to holders to the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.
Dividend and Other Commitments
     We have remaining authorization from prior Board of Director resolutions to repurchase up to 820,400 shares of our common stock on the open market from time to time. The terms of our New Facility and other debt instruments generally do not allow us to repurchase common stock or pay dividends without lender approval. We do not expect to repurchase any of our common stock in the foreseeable future. We have not paid any cash dividends on our common stock and do not anticipate any in the future.

Debt
     Credit Agreement
     On October 16, 2006, we entered the New Facility with a group of financial institutions led by JPMorgan. The New Facility provides for (i) a term loan facility in the amount of $205.9 million, (ii) a delayed-draw term loan facility in the amount of $34.1 million, and (iii) a revolving credit facility in the amount of $44.0 million. The proceeds from the New Facility were used to refinance the facilities outstanding under the existing Credit Agreement (discussed below) and will be used to fund capital expenditures and provide for additional liquidity. The termination date of the New Facility is the earlier of (i) 14 days prior to the maturity of the Senior Subordinated Notes (due October 15, 2007), including extensions or refinancing or (ii) October 1, 2010. The current termination date for the New Facility is October 1, 2007, and amounts outstanding have been included in Long-term debt on the Company’s Condensed Consolidated Balance Sheet at September 30, 2006. In the event that the Senior Subordinated Notes are not extended or refinanced prior to filing our Annual Report on Form 10-K for the year ending December 31, 2006 with the SEC, amounts outstanding under the New Facility will become due and owing on October 1, 2007 and will be included as current maturities of long-term debt on the Company’s Consolidated Balance Sheet at December 31, 2006. See Note 15 of Notes to Condensed Consolidated Financial Statements for more information relating to the New Facility.
     As of September 30, 2006, we had in place a Credit Agreement with a group of financial institutions led by JPMorgan that provided for a five-year initial amount $175 million term loan maturing in October 2009 in addition to a $100 million revolving credit facility expiring in September 2008. The Credit Agreement was secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Credit Agreement contained restrictive covenants that included certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, all subject to certain exceptions. At September 30, 2006, there was $60 million borrowed and $15.4 million in letters of credit issued under the revolving credit facility, and $135.9 million outstanding on the term loan. Amounts outstanding under the Credit Agreement were repaid on October 16, 2006 using proceeds from the New Facility.
     We are subject to certain financial covenants in the New Facility, including minimum cash EBITDA and liquidity requirements tested monthly. While we currently believe that we will be in compliance with the financial covenants in the New Facility through the third quarter of 2007, and have taken and will take certain liquidity raising, revenue enhancement and cost savings actions in that regard, there can be no assurance as to financial covenant compliance. The New Facility also contains various non-financial covenants similar to those in the Credit Agreement. In addition, the New Facility contains a covenant that requires the Company to raise $20 million of additional liquidity by December 31, 2006 from permitted sale/leasebacks, permitted asset sales or issuances of capital stock. If we are unable to satisfy these covenants, absent a waiver by the lenders, we will be unable to access the revolving credit facility and the delayed draw term loan and, therefore, be unable to satisfy our obligations and operate our business. In addition, as a result of not satisfying a covenant, an event of default could occur under the New Facility and cross-defaults could occur under the indentures governing the Senior Notes and the Senior Subordinated Notes. If such events were to occur, we would not be able to draw on our revolving credit and delayed draw term loan facilities and the lenders and holders could accelerate the obligations under these instruments and we would be unable to satisfy those obligations.
     Consent Solicitations
     We are subject to certain financial reporting covenants under the indentures governing the Senior Notes and the Senior Subordinated Notes. On April 10, 2006, we completed the consent solicitations to amend the indentures governing the Senior Notes and the Senior Subordinated Notes to waive any default through certain dates arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006.
     In connection with the consent solicitations on March 30, 2006, we entered into the Third Amendment and Waiver with the lenders under our Credit Agreement that among other things extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, permitted payment of the consent fees to the holders of the Senior Notes and the Senior Subordinated Notes and excluded fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.

     In connection with these consents, we issued 1,956,195 shares of unregistered common stock valued at $17.4 million and paid $0.8 million in fees to the holders of the Senior Notes and the Senior Subordinated Notes, paid the lenders under the Credit Agreement $2.5 million in fees, and recorded $20.7 million in deferred finance charges. Additionally, on April 11, 2006, we entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5.6 million from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders to the Senior Notes and Senior Subordinated Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.
     On June 23, 2006, we entered into the Fourth Amendment to the Credit Agreement which extended the 10-day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice for the third quarter of 2006 under the indentures governing the Senior Notes or Senior Subordinated Notes. We paid the lenders under the Credit Agreement fees of $0.5 million in connection with the Fourth Amendment. Pursuant to the New Facility, the cross-default period has been extended to 28 days from any future financial covenant default notices received under the indentures. If in the future we are unable to file our financial reports on a timely basis and cannot obtain additional consents from our bondholders and lenders and such a cross-default or indenture event of default occurs, the lenders under the New Facility and the holders of the Senior Notes and Senior Subordinated Notes could accelerate the obligations under these instruments and we would be unable to satisfy those obligation and continue operating our business.
     Other Secured Debt
     The Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement at September 30, 2006. As a result, the outstanding amount of $0.5 million has been classified as current.
Off-Balance Sheet Arrangements
     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on the Company’s financial condition or results of operations. Pursuant to the sale of Crunch Fitness, the Company remained liable on certain leases and/or lease guarantees. See Note 9 of Notes to Condensed Consolidated Financial Statements, Guarantees.
Recently Issued Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Bally is currently assessing the impact of the Interpretation on its financial statements.
     In July 2006, the FASB issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, “Accounting for Leases.” FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted. Bally is evaluating the impact, if any, of FSP FAS 13-2 on its financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the effect, if any, the adoption of FAS 157 will have on our financial position, results of operations or cash flows.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB

108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. We do not expect SAB 108 to have a material impact on our financial condition or results of operations. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.
Item 3. Interest Rate Risk and Market Risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding revolving credit and term loan balance under its Credit Agreement bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of these variable rate obligations for the nine months ended September 30, 2006, a 100 basis point change in rates would have changed interest expense by approximately $1.5 million for the nine month period.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s Senior Subordinated Notes was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (11.38% at September 30, 2006). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would have changed interest expense by approximately $1.5 million for the nine month period.
     Foreign Exchange Risk
     The Company has operations in Canada, which are denominated in local currency. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     This Evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure.
     Our management, under the supervision and with the participation of our PEO and PFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2006. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses in internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our PEO and PFO, determined the Company’s disclosure controls and procedures were not effective as of September 30, 2006 or the filing date of this Form 10-Q. In light of the material weaknesses, in 2005 and 2006 we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting (ICFR)
     Management is committed to improving the overall disclosure controls and procedures within the Company and to remediating the material weaknesses in internal controls over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2005, and to implement mitigating controls where necessary. Therefore, as part of our remediation efforts, the Company has developed a formal remediation plan which it has split into 2006 and 2007 phases, targeting specific material weaknesses for remediation during each of these periods. Remediation includes effective re-design of control procedures and verification, through management’s self-assessment and testing by the Company’s Internal Audit Department and its external auditors, that the revised control procedures are operating effectively. The Company’s remediation efforts are ongoing, and there can be no assurance that remediation will be effectively implemented within the targeted time periods. The remediation timeline may extend if tests indicate that control deficiencies remain.
     The 2006 phase focuses on the following areas: leases, accrued liabilities, capitalized software, equity compensation, journal entry preparation and review and account reconciliation preparation and review, each of which is described in detail below.
     Accounting for Leases
     The Company is enhancing the policies and procedures related to (i) recording rent expense on a straight-line basis over the lease term, when appropriate, and to recording a related deferred rent obligation and (ii) the review and approval of the accounting for landlord incentives. In addition, the Company is enhancing its procedures to help ensure that (i) leasehold improvements are properly depreciated over the lesser of the economic useful life or the lease term and (ii) leases are appropriately accounted for as capital or operating. The Company is also developing policies and procedures to identify, value, and disclose contingent liabilities related to lease guarantees.
     Accounting for Accrued Liabilities
     The Company is developing a monitoring program to periodically review its assumptions with respect to workers compensation, health care and general liability risk exposures. The Company is enhancing its procedures to (i) identify, value and disclose contingent liabilities related to legal claims and litigation, (ii) evaluate liabilities related to its obligations to former members to refund member fees in future periods and (iii) timely communicate liabilities incurred and review invoices paid in the subsequent periods to ensure that liabilities are recorded in the appropriate period. In addition, the Company is enhancing its policies and procedures to identify and value escheatment obligations, including the identification of escheatable property, and has engaged a third party to help value the escheatment obligation. Further, Company is enhancing the account reconciliation procedures relating to commission and other payroll-related liabilities and is developing policies and procedures to identify, value and disclose obligations related to accrued liabilities. The Company has also discontinued assignment of membership receivables to third parties; therefore, no new procedures were developed. However, the Company has instituted monitoring procedures to verify on an ongoing basis that membership receivables are not assigned to third parties.
     Accounting for Computer Software
     The Company is enhancing its policies and procedures to ensure appropriate determination, review, adequate supporting documentation and proper valuation of capitalized expenditures relating to computer software development for internal use.
     Equity Compensation Monitoring and Review Procedures
     The Company is developing a control checklist and additional review procedures with respect to equity compensation plans designed to ensure that events under the equity compensation plans are properly recorded and disclosed.
Financial Statement Preparation and Review Procedures
•	Journal Entry Preparation and Review Procedures:The Company is modifying the journal entry preparation process and is developing a checklist designed to ensure that journal entries have the proper supporting documentation and are reviewed timely by an independent reviewer. The Company is in the process of preparing a complete list of all recurring journal entries.

•	Account Reconciliation Preparation and Review Procedures: The Company is modifying the account reconciliation process designed to help ensure that (i) accounts are reconciled on a timely basis, (ii) the reconciliation is independently reviewed, (iii) any reconciling items are cleared on a timely basis and (iv) the accuracy of the underlying supporting detail, or sub ledger, has been substantiated and independently reviewed. The Company is also developing a control checklist designed to ensure that accounting personnel are complying with the account reconciliation standards.
     To further improve internal control over financial reporting, the Company has committed to increase corporate management review and oversight of all accounting and financial reporting functions. Management’s remediation plan for 2006 has assigned responsibility for remediation of key deficiencies to specific executives to help ensure that new policies and procedures are created and implemented to remediate existing material weaknesses or significant deficiencies. In addition, management updates the Audit Committee regularly on the progress of the remediation process.
     Management believes that these actions will assist with the remediation of the identified material weaknesses. However, the Company has not completed its evaluation of the corrective processes and procedures, including documentation and testing, as it will be required to do for the fiscal year ending December 31, 2006 under Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules and regulations. The Company cannot provide assurances that these material weaknesses will be remediated prior to the conclusion of this evaluation, or that it will not uncover additional material weaknesses. In addition, the Company’s projections of the effectiveness of internal control over financial reporting in future periods are subject to the risk that the controls may become inadequate because of changes in conditions (including, but not limited to, lack of resources) or that the degree of compliance with the policies or procedures may deteriorate.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
Putative Securities Class Actions
     Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s restatement.
     On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004, and adding the Company’s former outside audit firm, Ernst & Young LLP as an additional defendant. On July 12, 2006, the Court granted defendants’ motions to dismiss the amended consolidated complaint and dismissed the complaint in its entirety, without prejudice to plaintiffs filing an amended complaint on or before August 14, 2006. An amended complaint was filed on August 14, 2006. The Company filed a motion to dismiss the amended complaint on September 28, 2006. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuits in Illinois State Court
     On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, James McAnally, John Rogers, Jr., Lee Hillman, John Dwyer, J. Kenneth Looloian, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are current or former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 20, 2006, directed solely to the issue of whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. Shortly before oral argument on that motion, the parties executed a Memorandum of Understanding memorializing a settlement in principle of all claims. The Court has continued the motion to dismiss pending completion and Court approval of a final settlement agreement. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuit in Illinois Federal Court
     On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain current and former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. Bally filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of this action.
Individual Securities Action in Illinois
     On March 15, 2006, a lawsuit captioned Levine v. Bally Total Fitness Holding Corporation, et al., Case No. 06 C 1437 was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its former and current officers and directors, and its former outside audit firm, Ernst & Young, LLP. Plaintiff’s complaint alleges violations of Sections 10(b), 18 and 20(a) of the Exchange Act, SEC Rule 10b-5, and the Illinois Consumer Fraud and Deceptive Practices Act, as well common law fraud in connection with the Company’s restatement. The Court found this action related to the consolidated securities class action discussed above, and transferred it to the judge before whom the class action cases were pending. After defendants filed motions to dismiss the complaint and after the Court granted motions to dismiss the class action cases, plaintiff moved for leave to amend its complaint. On July 19, 2006, the Court denied plaintiff’s motion and ordered completion of briefings on defendant’s motions to dismiss on statute of limitations issues. On September 29, 2006, the Court granted defendant’s motion to dismiss plaintiff’s Section 18 claim as untimely, denied the motion as to Sections 10(b) and 20(a), dismissed Ernst & Young, LLP as a defendant and granted plaintiff leave to amend his complaint. An amended complaint was filed on November 3, 2006. It is not yet possible to determine the ultimate outcome of this action.
Lawsuit in Oregon
     On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock.
     On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment were filed on April 21, 2006. On July 27, 2006, the presiding Magistrate Judge issued proposed Findings and Conclusions recommending that summary judgment be entered in favor of all defendants on all remaining claims. The parties thereafter reached agreement under which plaintiffs would dismiss their case without appealing the Magistrate Judge’s recommendation. The parties executed a final Settlement Agreement on October 16, 2006, and expect to soon file a stipulation of dismissal.
Lawsuit in Massachusetts
     On March 11, 2005, plaintiffs filed a complaint in the matter of Fit Tech Inc., et al. v. Bally Total Fitness Holding Corporation, et al., Case No. 05-CV-10471 MEL, pending in the United States District Court for the District of Massachusetts. This action is related to an earlier action brought in 2003, Case No. 03-CV-10295 MEL, by the same plaintiffs in the same court alleging breach of contract and violation of certain earn-out provisions of an agreement whereby the Company acquired certain fitness centers from plaintiffs in return for cash and shares of Bally stock. The 2005 amended complaint asserted new claims against the Company for violation of state securities laws on the basis of allegations that misrepresentations in Bally’s financial statements resulted in Bally’s stock price to be artificially inflated at the time of the Fit-Tech transaction. Plaintiffs also asserted additional claims for breach of contract and common law claims. Certain employment disputes between the parties to this litigation are also subject to arbitration in Chicago.
     Plaintiffs’ claims are brought against the Company and its former Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. On April 4, 2006, the Court granted motions to dismiss all claims against defendants Hillman and Dwyer for lack of jurisdiction. Under the current schedule, motions to dismiss on other grounds were due on October 16, 2006. A tentative settlement agreement was reached on October 4, 2006, wherein plaintiffs agreed to dismiss all claims and execute mutual releases, which was memorialized in a final settlement agreement on October 18, 2006.
Securities and Exchange Commission Investigation
     In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.
Department of Justice Investigation
     In February 2005, the United States Justice Department commenced a criminal investigation in connection with the Company’s restatement. The investigation is being conducted by the United States Attorney for the Northern District of Illinois. The Company is fully cooperating with the investigation. It is not yet possible to determine the ultimate outcome of this investigation.
Insurance Lawsuits
     On November 10, 2005, two of the Company’s excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc. n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2004 policy years was materially false and misleading. Plaintiff requested the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. Firemans Fund, another excess carrier, was allowed to join in the case on January 4, 2006. Defendants filed motions to dismiss or stay the proceedings on February 10, 2006. The motion to dismiss was granted on September 11, 2006.
     On April 6, 2006, an additional excess directors and officers liability insurance provider filed a complaint captioned RLI Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; George N. Aronoff; Paul Toback; John H. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 06CH06892 in the circuit court of Cook County, Illinois, County Department Chancery Division. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2003 policy year was materially false and misleading. Plaintiff requested the Court to declare the Company’s excess policy for the year 2002-2003 void, voidable and/or subject to rescission. Defendants filed motions to dismiss or stay the proceedings on July 10, 2006, which motions are currently pending. Defendants filed a motion for advancement of defense costs and to compel interim funding on October 20, 2006.
     On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10,000,000 limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company filed a motion to dismiss or stay the proceedings on October 12, 2006, which motion is currently pending.
     It is not yet possible to determine the ultimate outcome of these actions.
     None of the settlements or agreements in principle regarding settlements discussed above will, individually or in the aggregate, have a material effect on the Company’s liquidity or results of operations.
Other
     The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on the Company’s financial condition or results of operations.
     In addition, the Company is, and has been in the past, named as defendant in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on its financial condition or results of operations. However, the Company cannot assure you that it will be able to successfully defend or settle all pending or future purported class action claims, and its failure to do so may have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
     This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, the factors discussed in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following factors may affect our future results. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our underlying common stock could decline and investors may lose part or all of their investment. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business operations. As a result, we cannot predict every risk factor, nor can we assess the impact of all of the risk factors on our business or the extent to which any factor, or combination of factors, may impact our financial condition and results of operations.
Our substantial leverage could adversely affect our financial health.
     We have a substantial amount of debt. As of September 30, 2006, our total consolidated debt was approximately $747.3 million. Our substantial indebtedness could adversely affect our financial health by, among other things:
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements;

•	continuing to require us to dedicate a substantial portion of any cash flows from operations to make interest payments on our debt, which reduces funds available for operations and future business opportunities;

•	increasing our vulnerability to adverse economic conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	making us more highly leveraged than some of our competitors, which could potentially decrease our ability to compete in our industry.

Our inability to comply with covenants under the New Facility and indentures governing our Senior Notes and Senior Subordinated Notes could adversely impact our ability to operate our business.
     The New Facility and indentures governing our Senior Notes and Senior Subordinated Notes contain covenants that include, among others, financial reporting covenants; restrictions on incurring additional indebtedness; incurring liens; certain types of payments (including capital stock dividends and redemptions, and payments on existing indebtedness); capital expenditures; investments; and sale and leaseback transactions. Additionally, the New Facility contains a covenant that requires us to enter into transactions that will raise $20 million of liquidity by December 31, 2006. We closed a sale/leaseback transaction with respect to four properties on October 25, 2006, which generated approximately $8.9 million of proceeds to date that applies to the $20 million requirement. While we intend to close on other transactions with sufficient net proceeds to meet the covenant requirement, there can be no assurance that future liquidity transactions will be consummated.
     In addition, the New Facility requires the Company to meet certain minimum cash EBITDA and minimum liquidity tests, as such tests are defined in the New Facility. If we are unable to comply with these covenants there would be a default under the New Facility which could result in a cross-default under the indentures governing the Senior Notes and Senior Subordinated Notes. Upon a default under the New Facility, we would not have access to the revolving credit facility and the delayed draw term loan and would not have adequate liquidity to meet our operating needs. Changes in economic or business conditions, results of operations or other factors could also cause the Company to default under its debt instruments. A default, if not waived by Bally’s lenders, could result in acceleration of the obligations under the New Facility and the Senior Notes and Senior Subordinated Notes, which we would be unable to satisfy.
     In 2004, 2005 and the first two quarters of 2006, we did not comply with the financial reporting covenants under the indentures governing our Senior Notes and Senior Subordinated Notes because we did not make our periodic filings with the SEC on a timely basis; however, we obtained waivers of these covenants for those periods and filed within the agreed extended period. Pursuant to the New Facility, the cross-default period has been extended to 28 days from any future financial covenant default notices received under the indentures. Nonetheless, we cannot assure you that we will be able to comply with these financial reporting covenants in the future. If we are unable to file our financial reports on a timely basis and cannot obtain additional consents from our bondholders and lenders and such a cross-default or indenture event of default occurs, the lenders under the New Facility and the holders of the Senior Notes and Senior Subordinated Notes could accelerate the obligations under these instruments and we would be unable to satisfy those obligation and continue operating our business.
Recent declines in our liquidity and upcoming obligations on our debt instruments will require us to obtain additional financing and/or restructure or refinance our debt. If we are unable to do so, we will not be able to continue to operate our business.
     The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. Our liquidity (cash and unutilized revolving credit facility) declined by $14.0 million from $68.9 million to $54.9 million during the first nine months of 2006. We currently anticipate our cash flow and availability under our revolving credit facility and delayed draw term loan will be sufficient to meet our expected needs for working capital and other cash requirements through the first three quarters of 2007. However, as discussed below, we do not believe that we will have sufficient liquidity in the event we are unable to refinance or extend the maturity of our Senior Subordinated Notes and as a result our New Facility terminates on October 1, 2007. Additionally, our cash flows and liquidity may be negatively impacted by various items, including declines in membership revenues, changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in securities or other litigations, future consent payments to lenders or noteholders if required and unexpected capital requirements. We have substantial interest payments due on our Senior Notes in January and July 2007 and our Senior Subordinated Notes in April 2007, and we also may be required to provide additional letters of credit or cash deposits to support certain insurance programs, which will reduce available liquidity under our revolving credit facility. Accordingly, we cannot assure you we will have sufficient liquidity to meet all known and unforeseen requirements.
     On October 1, 2007, our New Facility will terminate in the event that the Senior Subordinated Notes due in October 2007 have not been refinanced or their maturity extended. If this occurs, we will not have access to our revolving credit and delayed draw term loan facilities and amounts outstanding under the New Facility will become due. Absent an agreement by the lenders to extend the maturity of the New Facility, we will not have sufficient liquidity to operate our business and will be unable to satisfy the New Facility obligations when due. If such events were to occur, the holders of the Senior Notes and Senior Subordinated Notes could accelerate the obligations under those instruments, and we would be unable to satisfy those obligations. The Company’s process to evaluate strategic alternatives, which prior to August 2006 had focused on a sale or merger of the Company, is now focused on refinancing alternatives. In order to effect a refinancing of the Senior Subordinated Notes, we will need to raise additional funds through public or private equity or debt financings. There is no assurance that funds will be available to us on favorable terms or at all.

     In the event we fail to maintain adequate liquidity, as a result of decreased revenues or increased expenses or as a result of a default under our New Facility (whether directly or as a result of a cross-default to other indebtedness) and are unable to draw on our revolving credit facility and our delayed draw term loan, we would be unable to meet our obligations and continue operating our business.
Our success depends in significant part upon the continuing service of management and the Company’s ability to attract a sufficient number of qualified personnel to meet its business needs.
     Our success depends in significant part upon the continuing service and capabilities of our management team. The failure to retain management could have a material adverse effect on our business. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. On August 11, 2006, we announced the departure of Mr. Toback as our Chairman, President and Chief Executive Officer, and the appointment of Don R. Kornstein as interim Chairman and Barry R. Elson as acting Chief Executive Officer. Each of our interim Chairman and acting Chief Executive Officer was and remains a member of the Board of Directors. The Board of Directors is currently conducting a search for a permanent Chief Executive Officer. We cannot assure you that we will be able to identify and hire a permanent Chief Executive Officer. Even if we are successful at finding and hiring a suitable Chief Executive Officer, leadership transitions can be inherently difficult to manage and may cause disruption to our business or some turnover in our workforce or management team.
     In addition, pursuant to the terms of their respective employment agreements, the Company’s Chief Administrative Officer and Chief Operating Officer may terminate their employment with the Company within 120 days after the date that Paul A. Toback is no longer the Chief Executive Officer of the Company and receive a lump-sum payment of 60% of their annual base salary and target annual bonus. There is no guarantee that such officers will not exercise their termination right. Further, there can be no assurance that the Company will be able to find a suitable replacement if either officer resigns.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
     The Company does not have a share repurchase program and does not intend to repurchase shares of common stock, which would generally be prohibited by the terms of the New Facility and the indentures governing the Senior Notes and the Senior Subordinated Notes.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     (a) Exhibits:
3.1	Amendment to the Bylaws of Bally Total Fitness Holding Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 11, 2006).

4.1	Supplemental Indenture, dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9-7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

4.2	Supplemental Indenture, dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10-1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

4.3	Amended and Restated Registration Rights Agreement, dated as of April 13, 2006 by and between Bally Total Fitness Holding Corporation and certain holders who are signatories thereto (incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

4.4	Registration Rights Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and the purchasers listed on the signature page thereto (incorporated by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

+10.1	Interim Executive Services Agreement, dated as of April 12, 2006 between Tatum, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.2	Consent Agreement by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC, dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.3	Consent Agreement by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, L.P., dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.4	Consent Agreement by and between Bally Total Fitness Holding Corporation and Pardus European Special Opportunities Master Fund L.P., dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.5	Stock Purchase Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and Wattles Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

10.6	Stock Purchase Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and investment funds affiliated with Ramius Capital Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

10.7	Fourth Amendment, dated as of June 23, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, file no. 001-13997, for the fiscal year ended December 31, 2005).

+10.8	Confidential Settlement and General Release, dated July 21, 2006, between the Company and Carl J. Landeck. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 7, 2006).

+10.9	Amendment to Employment Agreement between Bally Total Fitness Holding Corporation and Paul Toback, dated August 6, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, file no. 001-13997, for the three months ended June 30, 2006).

+10.10	Confidential Settlement Agreement and General Release, dated August 10, 2006, between the Company and Paul A. Toback (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 11, 2006).

+10.11	Form of Indemnification Agreement between the Company members of the Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed September 13, 2006).

+10.12	Amendment to Employment Agreement, dated September 14, 2006, between the Company and Marc D. Bassewitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed September 15, 2006).

+10.13	Amendment to Employment Agreement, dated September 14, 2006, between the Company and James A. McDonald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed September 15, 2006).

10.14	Amended and Restated Credit Agreement, dated as of October 16, 2006, by and among, Bally Total Fitness Holding Corporation, as Borrower, the several banks and other financial institutions parties thereto, JPMorgan Chase Bank, N.A., as Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed October 20, 2006).

*10.15	Reaffirmation of the Guarantee And Collateral Agreement And Operating Bank Guaranty, dated October 16, 2006, made by the Company in favor of JPMorgan Chase Bank, N.A., as Collateral Agent.

* 31.1	Certification of the Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 32.1	Certification of the Acting Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Management’s Report on Internal Control Over Financial Reporting, included in Item 9A Controls and Procedures from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2006, file no. 001-13997, filed September 11, 2006).

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION
Registrant

By:	/s/ Ronald G. Eidell
Ronald G. Eidell
Senior Vice President and Chief Financial Officer
(principal financial officer)
Dated: November 9, 2006